Form 10-K
period 2017-09-30
CAPAX INC.
filed 2017-11-30
CIK 1707910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2017

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-219139

Capax Inc.

(Exact name of registrant as specified in its charter)

Florida	5812	47-4752305
(State or Other Jurisdiction of	(Primary Standard Industrial	(IRS Employer
Incorporation or Organization)	Classification Number)	Identification Number)

7135 Collins Ave No. 624

Miami Beach, FL 33141

Telephone (305)-865-8193

(Address and telephone number of registrant's executive office)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Class A Common Stock par value $0.0001

(Title of class)

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definition of "accelerated filer,” “large accelerated filer," “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]

 Accelerated filer [ ]

Non-accelerated filer [ ]

 Smaller reporting company [X]

Emerging Growth Company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of the reporting date, the registrant had 11,041,100 shares of Class A common stock issued and outstanding and 7,000,000 shares of Class B common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of the reporting date.

TABLE OF CONTENTS

i

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

As used in this annual report, the terms "we", "us", "our", "the Company", mean Capax Inc., unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

ii

PART I

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

We were incorporated on July 31, 2015 in the State of Florida under the name La Veles Inc., that mostly remained inactive and on February 8, 2017, we filed an amendment to our Articles of Incorporation to change the name of the Company to Capax Inc. (“Capax”). Our offices are located at 7135 Collins Avenue, Suite 624, Miami Beach, FL 33141. Our fiscal year end is September 30. Our primary business is to set up a bakery-café chain. Our long-term objective is to franchise these bakery-cafes. We may also expand our operation to a few foreign nations in partnership with local investors and management in those nations and have begun discussions to do so, but so far have not made any formal agreements. We may also acquire currently operating small bakeries with an accompanying café with space to renovate according to our model.

Shell Company

We are a shell company as defined by Rule 405 of the Securities and Exchange Commission primarily because we currently have no or have nominal operations. As a result, an investment in the Company would likely to be an illiquid investment. An investor should consider the potential illiquidity of the Company’s securities before investing in the Company.

OUR STRATEGY

Capax plans to lease and improve the leasehold to have a unique architecture to set up a chain of bakery cafes that we plan to franchise. According to the company web site of one of the founders of Panera bread, Ron Shaich, this methodology is how they began a small shop (that we plan to adopt) and grew up to a major public company:

1.

See opportunity in long term consumer trends

2.

Align the concept with these trends

3.

Strong until level performance

4.

Significant unit growth

5.

Corporate performance

We believe the bakery café units built with an attractive architecture run by warm, friendly staff with a personal touch could compete aggressively and expand this version globally.

Our immediate goal is to establish our first bakery-café by leasing a location or by acquiring a currently operating bakery-café provided we can obtain audited financial statements for any such entity under the Public Company Accounting Oversight Board (PCAOB) rules. We had meetings with two bakery-cafes in Miami, Florida to acquire them, after the required audits, to use as our first models to franchise. In the event we find these two bakery-cafes hard to audit due to irreconcilable records, then we may not pursue acquiring them but instead set up our new bakery-cafes in partnership with professionals in the industry. We met with a bakery owner and a master baker to buy his company and also to hire him to our Company to take charge of the operation.  We also were introduced to a few expert bakers in France, had initial discussion over the phone as to them joining us and in the future, plan to meet with them to hire them as consultants. However we have not gotten any commitments from any of the people we have talked with so far. We made a trip to China and met with some investors to discuss expanding our planned franchise to China. We also visited some trendy shopping centers in China that we believe are ideal places to set up the first few bakery-cafes.  However, we have not made any firm commitments or any agreements with the Chinese investors to move forward on these plans.

COMPETITION

The market for retail food stores comes from a variety of national, regional and locally-owned food service companies, including specialty food, casual dining and quick-service restaurants and restaurant retailers.  The restaurant industry is highly competitive with respect to location, customer service, price, value, food quality, ambiance, and overall customer experience. The bakery-cafes have competition from several segments of the restaurant business: breakfast, lunch, gathering place, dinner, take home, catering, delivery, and consumer packaged goods. Most these competitors are larger than we are and have substantially greater financial resources than we do.

If we are unable to successfully compete in these markets, we may be unable to sustain our operation for too long.

EMPLOYEES

As of November 30, 2017, we have two full time employees.

PATENTS AND TRADEMARKS

We do not own, either legally or beneficially, any patents or trademarks.

ITEM 1A. RISK FACTORS

Not required by a smaller reporting companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As of September 30, 2017, there were no outstanding or unresolved staff comments on the Company.

ITEM 2. PROPERTIES

Our Offices

Our offices are located at 7135 Collins Ave No. 624, Miami Beach, FL 33141 at the residence of our CEO for no charge and on a month by month basis. Our telephone number is 305-865-8193.

ITEM 3. LEGAL PROCEEDINGS

We are currently not involved in litigation that we believe will have a materially adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our company’s or our company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision is expected to have a material adverse effect.

ITEM 4. MINE SAFETY DISCLOSURES

No report required.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

There is presently no public market for our shares of Common Stock. We anticipate applying for quoting of our Common Stock on the OTCQB upon the completion of our direct public offering we are conducting currently. However, we can provide no assurance that our shares of Common Stock will be quoted on the OTCQB or, if quoted, that a public market will materialize.

Holders

As of November 30, 2017, the Company had 141 shareholders of its Common Stock.

UNREGISTERED SALES OF EQUITY SECURITIES

The following are all issuances of securities by the registrant since its formation in February 2017, which were not registered under the Securities Act. In each of these issuances the recipient represented that he or she was acquiring the shares for investment purposes only, and not with a view towards distribution or resale except in compliance with applicable securities laws. No general solicitation or advertising was used in connection with any transaction, and the certificate evidencing the securities that were issued contained a legend restricting their transferability absent registration under the Securities Act or the availability of an applicable exemption therefrom. Unless specifically set forth below, no underwriter participated in the transaction and no commissions were paid in connection with the transactions.  The shares of our common stock were issued pursuant to an exemption from registration in Section 4(a)(2) of the Securities Act of 1933.  These shares of our common stock qualified for exemption under Section 4(a)(2) of the Securities Act of 1933 since the issuance of shares by us did not involve a public offering.  The offering was not a “public offering” as defined in Section 4(a)(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered.  We did not undertake an offering in which we sold a high number of shares to a high number of investors.  All shareholders are “sophisticated investors” and are family members, friends or business acquaintances of our officers and directors.  Based on an analysis of the above factors, we believe we have met the requirements to qualify for exemption under section 4(a)(2) of the Securities Act of 1933 for this transaction.

As shown on the table below, on February 21, 2017, the Company issued the following shares of Class A common stock as founders’ shares to the following officers and directors Andrew Weeraratne, Eugene Nichols, Goran Antic and Michael Laub for a total of $540 that Mr. Weeraratne paid to the Company.

Name	Title	# of Shares	Consideration ($)

I. Andrew Weeraratne	Chief Executive Officer, Chairman of the Board of Directors	4,000,000	$400.00

Eugene Nichols	Director	1,000,000	$100.00

Groan Antic	Director	200,000	$20.00

Michael Laub	Director	200,000	$20.00

On February 12, 2017 the Company issued 7,000,000 shares of Class B common stock as founders’ shares to the Company’s Chief Executive Officer and Director, I. Andrew Weeraratne, for total proceeds of $700.00.

On February 21, 2017 the Company issued 7,267,000 Class A common stock at par value of $0.0001 to 119 individuals, including the director above as founding shareholders for a total value of $726.70.

On May 2017 through June 2017, eight investors subscribed to 3,700,000 shares or a total of $111,000 through this Regulation D offering. We closed this offering as of June 30, 2017.

DIVIDENDS

We have never paid cash dividends on our Common Stock. Payment of dividends will be within the sole discretion of our board of directors and will depend, among other factors, upon our earnings, capital requirements and our operating and financial condition. In addition, under Florida law, we may declare and pay dividends on our Common Stock either out of our surplus, as defined in the relevant Florida statutes, or if there is no such surplus, out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. If, however, the capital of our company, computed in accordance with the relevant Florida statutes, has been diminished by depreciation in the value of our property, or by losses, or otherwise, to an amount less than the aggregate amount of the capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets, we are prohibited from declaring and paying out of such net profits any dividends upon any shares of our capital stock until the deficiency in the amount of capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets shall have been repaired.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We currently do not have any equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

This item is not required for smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report.  Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

OVERVIEW

We were incorporated on July 31, 2015 in the State of Florida under the name La Veles Inc., that mostly remained inactive and on February 8, 2017, we filed an amendment to our Articles of Incorporation to change the name of the Company to Capax Inc. Our offices are located at 7135 Collins Avenue, Suite 624, Miami Beach, FL 33141. Our fiscal year end is September 30. We are a newly formed, development stage company. Our primary business is to set up a bakery-café chain.  We plan to make revenue through retails sales in our cafes and through wholesales on our bakery products.

Our long-term objective is to franchise these bakery-cafes. We may also expand our operation to a few foreign nations in partnership with local investors and management in those nations and have begun discussions to do so, but so far have not made any formal agreements. We may also acquire currently operating small bakeries with an accompanying café with space to renovate according to our model. As of November 30, 2017, we had not incurred any material costs or expenses other than those associated with the formation and financing of our company.

RESULTS OF OPERATIONS

We have incurred recurring losses to date. Our financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Our net loss attributable to common shareholders for the fiscal year from October 1, 2016 to September 30, 2017 is $26,230. During the fiscal year ended September 30, 2017 we had no revenue and incurred operating expenses of $26,230.

Our net loss attributable to common shareholders for the fiscal year from October 1, 2015 to September 30, 2016 was $825. During the fiscal year ended September 30, 2016 we had no revenue and incurred operating expenses of $825.

LIQUIDITY AND CAPITAL RESOURCES

We have estimated that we will require approximately $300,000 of capital to buy a currently operating bakery-café to make net positive cash flow to apply towards maintenance of a public company. According to our research, a currently operating bakery-café that we could buy for about $300,000 could give us about $5,000 in monthly net positive cash flow. We believe we may be able to raise enough capital from this offering to buy one bakery.

If such capital does not become available from the proceeds of the current offering we have or from other sources, we will be able to continue operations as a development stage company for approximately the next 14 months from available cash on hand while seeking additional sources of capital. There can be no assurance that such additional capital will be available.

We believe our operational strategy which focuses on running a low overhead operation will avail us to manage our current operational activities (excluding acquiring bakery-cafes that we won’t begin until we raise capital from our current offering) for approximately 14 months. During the next 14 months or until such time that we raise enough capital to purchase one bakery cafe, we will be using our working capital to attend investors’ conferences and tradeshows, participating in road shows to meet with potential investors, traveling to meet with investors and paying professional fees needed to comply with SEC regulations. We believe our monthly burn rate to be approximately $6,000. The Company had approximately $90,303 in cash on hand as of September 30, 2017. We sold $111,000 worth of our Class A common stock in May and June of 2017.

If we succeed in opening one or more bakery-cafes, we anticipate that sales at such places to generate sufficient cash flow to support our operations after the first 14 months. However, this estimate is based on our assumption of raising enough capital to either buy or build bakery-cafés.

There can be no assurance that such sales levels will be achieved. Therefore, we may require additional financing through loans and other arrangements, including the sale of additional equity. There can be no assurance that such additional financing will be available, or if available, can be obtained on satisfactory terms. To the extent that any such financing involves the sale of our equity securities, the interests of our then existing shareholders, including the investors in this offering, could be substantially diluted. In the event that we do not have sufficient capital to support our operations we may have to curtail our operations.

Our officers will provide daily management of our company, including administration, financial management, production, marketing and sales. We will also engage other employees and service organizations to provide services as the need arises. These may include services such as computer systems, sales, marketing, advertising, public relations, cash management, accounting and administration.

We will be subject to certain costs for such compliance which private companies may not choose to make. We have identified such costs as being primarily for audits, legal services, filing expenses, financial and reporting controls and shareholder communications and estimate the cost to be approximately between $72,000 to $240,000 annually depending on the number of bakery-cafes we have. We expect to pay such costs from a combination of cash on hand, the proceeds of this offering and cash generated by revenue from our planned bakery-cafes.

There can be no assurance that we will be able to successfully acquire or start up bakery-cafes, or otherwise implement any portion of our long term business strategy. We believe that we can control the operating and general and administrative expenses of our operations to be within the cash available from this offering and from the sales which we may make at any bakery-cafes we open.

The Company is newly created and had no activities and as such has not generated any revenues and has incurred losses since inception resulting in an accumulated deficit of $27,055 and $825 as of September 30, 2017 and 2016, and further losses are anticipated in the development of its business.

Currently, we have no written or oral communication from stockholders, directors or any officers to provide us any forms of cash advances, loans or sources of liquidity to meet our working capital needs or long-term or short-term financial needs.

As of September 30, 2017, our current assets were $90,303. Our current liabilities were $4,107. Stockholders’ equity was $86,196. The weighted average number of shares outstanding was 12,901,118 for the period from October 1, 2016 to September 30, 2017.

As of September 30, 2016, our current assets were $0. Our current liabilities were $0. Stockholders’ equity was $0. The weighted average number of shares outstanding was 8,836,301 for the period from October 1, 2015 to September 30, 2016.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the year ended September 30, 2017, net cash flows used in operating activities was $19,387. For the year ended September 30, 2016, net cash flows used in operating activities was $825.

Cash Flows from Investing Activities

There were no investing activities for the fiscal year ended 2017 or 2016.

Cash Flows from Financing Activities

We have financed our operations from the issuance of equity instruments and advances from officer. For the year ended September 30, 2017, net cash flows from financing activities was $109,690, net of $2,736 paid back of related party loan.

For the year ended September 30, 2016, net cash flows used in financing activities was $200.

PLAN OF OPERATION AND FUNDING

Below is a brief description of the activities which we have established to date:

We had meetings with two bakery-cafes in Miami, Florida to acquire them, after the required audits, to use as our first models to franchise. In the event we find these two bakery-cafes hard to audit due to bad records then we may not pursue acquiring them but instead set up our new bakery-cafes in partnership with professionals in the industry. We met with a bakery owner and a master baker to buy his company and also to hire him to our Company to take charge of the operation.  We also were introduced to a few expert bakers in France, had initial discussion over the phone as to them joining us and in the future plan to meet with them to hire them as consultants. However we have not gotten any commitments from any of the people we have talked with so far. We made a trip to China and met with some investors to discuss expanding our planned franchise to China. We also visited some trendy shopping centers in China that we feel are ideal places to set up the first few bakery-cafes.  However we have not made any firm commitments or any agreements with the Chinese investors to move forward on these plans.

Currently our Company is mostly focusing on the concept of bakery-café as a viable business strategy with good potential upside. Our objective is to find the right team of professional bakery and café operators who will operate and manage our planned chain of units for us. We plan to give them the right incentives to build one of the leading franchises in this space. However, there is no assurance that we will meet the right team and even if we met them, we could convince them to join us under mutually acceptable terms.

MATERIAL COMMITMENTS

As of the date of this Annual Report, we do not have any material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We plan to acquire a small operating bakery-café or set up a new bakery-café from scratch.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

RELATED PARTIES

A party is considered to be related to the Company if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party which can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Financial Statements below, beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with the U.S. generally accepted accounting principles.

In evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our Chief Executive Officer (“Office of the CEO”) also our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our CEO as well as our Chief Financial Officer concluded that our disclosure controls and procedures are not effective, at the reasonable assurance level, containing material weaknesses in internal controls  as of the end of the period covered by this report to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (1) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) is accumulated and communicated to management, including our Office of the CEO and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure due to the Company’s limited internal resources and lack of ability to have multiple levels of  review and Lack of internal control environment and lack of formal documentation of internal control policies Also due to limited resources available to have additional staff to our accounting office there is inadequate segregation of duties. This lack of capital and consequential lack of staff has resulted in insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

(b) Management's report on internal control over financial reporting.

Our Chief Executive Officer as well as our Chief Financial Officer, I. Andrew Weeraratne, is responsible for establishing and maintaining adequate internal control over financial reporting. Mr. Weeraratne has assessed the effectiveness of the Company's internal control over financial reporting as of the end of the period covered by this report based on the criteria for effective internal control described Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment Mr. Weeraratne has concluded that, as of the end of the period covered by this report, the Company's internal control over financial reporting is not effective due to insufficient written policies and procedures and inadequate segregation of duties and lack of multiple levels of reviews and effective risk assessment, as to timely identify, correct and disclose information required to be included on our Securities and Exchange Commission reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review and segregate duties Due to our limited activities where all cash disbursements can be easily accounted and due to the quarterly review process with our auditors, management believes that the financial statements and other information presented herewith are materially correct.

(c) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the year ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY

The following individuals serve as our executive officers and members of our board of directors:

Name	Age	Positions

I. Andrew Weeraratne	67	Chairman of the Board of Directors, Chief Executive Officer, Chief Financial Officer, Director

Eugene Nichols	71	Secretary, Treasurer, Director

Goran Antic	43	Director

Michael Laub	51	Director

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following individuals serve as our executive officers and members of our board of directors:

I. Andrew Weeraratne, age 67, Chief Executive Officer, Chairman of the Board of Directors and Chief Financial Officer

Mr. Weeraratne has served as our Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors since inception. Mr. Weeraratne had been an entrepreneur since he was 14-years old and has been involved in various start-up ventures in many parts of the world, including Asia, the Middle East, Europe and the U.S., in a variety of industries including communications, construction, and entertainment in addition to forming various global joint ventures. From October 2013 to January 2017, Mr. Weeraratne served as the Chief Executive Officer and Chief Financial Officer for NGFC Equities Inc. (“NGFC”), a public company that was listed on the OTCQB under the ticker “NGFF.” In January 2017, NGFC reverse-merged with Quest Energy Inc. and the name of NGFC was changed to American Resources Corporation and currently has the symbol “AREC,” on the OTCQB.

From February 2000 to the present time he serves as president of Passerelle Corp., a private investment company on a part time basis while managing a few private investment partnerships.  Mr. Weeraratne was chief financial officer of China Direct, Inc. (Nasdaq: CDII) from February 2009 to May 2009.  From August 2004 to December 2008, Mr. Weeraratne acted as a financial consultant working in a variety of industries including work with the Embassy of the United States of America in Iraq as a financial advisor to form an Iraqi Accounting Association to introduce International Accounting Standards to Iraq as part of a plan to privatize State owned enterprises after the Iraq war. From December 1998 to February 2000, Mr. Weeraratne was the chief financial officer of National Lampoon, Inc. (formerly known as J2 Communications), a provider of branded comedic content. From November 1996 to December 1998, Mr. Weeraratne was the controller for Beachport Entertainment Corp., a provider of family entertainment and sporting events and television programming. From 1990 to 1996 Mr. Weeraratne was the chief financial officer of Business Resource Exchange, a business consulting company that identified, acquired and resold undervalued companies. From 1982 to 1989, Mr. Weeraratne managed his own CPA firm in Washington D.C. representing foreign clients with investments in the U.S. and in International taxation matters. Mr. Weeraratne has been a Florida licensed Certified Public Accountant since 1981.  He is also an author, and wrote a book entitled “Uncommon Commonsense Steps to Super Wealth,” where he illustrates how some people beginning with very little ended up in the list of richest people on earth by focusing only one out of four ways to make their wealth. Mr. Weeraratne devotes approximately 80 % of his time to our business and affairs.

Eugene Nichols, age 71, member of the Board of Directors, Secretary, Treasurer

Mr. Nichols has served as a director, the secretary and the treasurer of our Company since May 2017. Mr. Nichols has over 30 years of sales, management and marketing experience with a Fortune 100 company. From October 2013 to January 2017, Mr. Nichols served as the President and a member of the Board of Directors for NGFC

Equities Inc. (“NGFC”) a public company that was listed on the OTCQB under the ticker “NGFF.” In January 2017, NGFC was reverse merged with American Resources Corporation and currently has the symbol “AREC.”

He began his professional career as a sales representative at Beecham Massengill in Bristol, Tennessee, where he was employed from 1972 to 1976. From May 1976 until October 2002 he was employed with Abbott Diagnostic for 26 years holding various positions including sales executive, sales trainer, district manager and director advertising and communication.  Mr. Nichols was retired from October 2002 until March 2007. Mr. Nichols’ professional experience also includes, the part time work he did, in the start-up and majority ownership of Communication Exchange Inc. and Visa Exchange, Inc., in Washington D.C., from 1988 to 1991, co-owner of Foxfire Golf Course in Waupaca, Wisconsin (1995 until 2004) and managing partner of Power Management Electrical Consultants, an electrical consulting firm in Pasadena, Maryland from March 2007 until June 2011.

Mr. Goran Antic age 43, Member of the Board of Directors

Mr. Antic has served as a director of our Company since May 2017. He began his career with Getinge Sterilization factory (division of Getinge Group), a public company based in Sweden which is one of the largest medical supply companies in the world in 1990 as an assembler and then moved to the testing department of Getinge Group in 1995. He worked in that division till 1999 and then was promoted to be an international service engineer of Getinge Sweden which is another subsidiary of Getinge Group. In 2005, Mr. Antic was transferred to Getinge International branch in Miami, Florida as a service manager for Latin America and Caribbean islands. Mr. Antic began ECI-LATAM Inc. in April of 2014 with an agreement with Getinge International to serve the same client base through his own company, ECI-LATAM Inc.  Mr. Antic had his education as an electronic engineer at Kattegat Institution in Halmstad, Sweden.

Mr. Michael Laub age 51, Member of the Board of Directors

Mr. Laub has served as a director of our Company since May 2017. He began his career in the Real Estate industry as a Licensed Loan Officer in 1988. Soon after he earned his “Brokers” License for Real Estate Financing and established his first brokerage office in Southern California in 1990. His practice grew to include both mortgage finance offices and real estate sales offices in South Orange County, California. Both managed by Mr. Laub till 2008.

After a successful 20-year career in the real estate industry, Mr. Laub looked for new business challenges and directed his focus toward the “clean energy” sector in July, 2008. Recognizing the substantial cost savings in operating Compressed Natural Gas (“CNG”) fueled vehicles vs Gasoline vehicles was his catalyst. Michael began buying and selling CNG vehicles across the country. By the June of 2009, that experience and the healthy demand he witnessed nationally for cleaner burning, more cost-effective vehicles, led him on the search for CNG conversion kits and components to start converting existing gasoline+diesel vehicles to run on CNG. From early on the focus for Mr. Laub was to provide quality CNG conversion systems, parts and accessories to small and large vehicle fleets across the country. Soon thereafter Mr. Laub realized the necessity to educate the automobile technicians on proper safety installation and maintenance practices. Thus, he began a company entitled “CNG United LLC,” an Alternative Fuels, safety & education company. Within the following year, in 2010 he created a CNG educational curriculum for automotive technicians providing them an opportunity to earn two (2) CNG certifications while following his comprehensive step by step policies & procedures to ensure a successful and safe vehicle conversion.

Mr. Laub currently manages CNG United, and utilizes this company to conduct vehicle conversions and safety training classes nationally.  CNG United also sells state-of-the-art conversion systems, CNG parts & accessories to their national network of CNG technician graduates, as well as corporate fleets and municipalities and are proud to be entering their Tenth Year Anniversary in the Alternative Fuel Industry in 2018. You can learn more about CNG United, LLC at:  www.cngunited.com

Ms. Kazuko Kusunoki

Vice President Administration

From October 2013 to January 2017, Ms. Kusunoki served as the vice President Administration for NGFC Equities Inc. (“NGFC”) a public company that was listed on the OTCQB under the ticker “NGFF.” In January 2017, NGFC was reverse merged with American Resources Corporation and currently trading under the symbol “AREC.” Ms. Kazuko Kusunoki began her career as a freelance writer for magazines in Japan.  From October 1991 to May 1994 she worked for Subaru International Co. Ltd in Tokyo, Japan as a Translator, Editor and Coordinator. From June 1994 to February 1996 she worked as a freelance translator working on software manuals, automobile magazines and other technical documents. From March 1996 to October 2000 Kazuko worked for Fujitsu Learning Media Limited in Tokyo, Japan as Software Localization Project Manager and Coordinator. She moved to the USA in 2001 and from 2001 to the present time she has been working as a freelance translator for various major translation companies, especially translating content on websites, for clients such as Eurail, Akamai, Citigroup and Mastercard etc.  Kazuko has a BA in Commerce from Waseda University, Tokyo, Japan in March 1989 and got a certificate in Local Area Network support from UCLA Extension in California in June 2002. Kazuko’s responsibilities will include keeping a schedule of all the mandatory filings we have to with the SEC (once we are a public company) and tax authorities to assure they are done on time. Also she will be instrumental in doing our SEC filing using in-house software to edgarize and XBRL the process. She will also help us expand our operations in Japan by meeting with Japanese investors and business people. Kazuko Kusunoki is the wife of I. Andrew Weeraratne, the CEO and CFO of Capax Inc.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

During the past ten years, none of our directors or executive officers has been:

●

the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●

subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

●

found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, that has not been reversed, suspended, or vacated;

●

subject of, or a party to, any order, judgment, decree or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of a federal or state securities or commodities law or regulation, law or regulation respecting financial institutions or insurance companies, law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●

subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

None of our directors, executive officers or affiliates, or any beneficial owner of 5% or more of our common stock, or any associate of such persons, is an adverse party in any material proceeding to, or has a material interest adverse to, us.

DIRECTOR INDEPENDENCE

Mr. Antic and Mr. Laub are considered independent within NYSE MKT’s director independence standards pursuant to the NYSE MKT Company Guide.

AUDIT COMMITTEE

We have not established any committees, including an Audit Committee, a Compensation Committee or a Nominating Committee, any committee performing a similar function. The functions of those committees are being undertaken by board of directors as a whole. Because we only have one independent director, we believe that the establishment of these committees would be more form over substance. Further, because we have no operations, at the present time, we believe the services of financial experts are not warranted.

Mr. Weeraratne is considered an “audit committee financial expert” within the meaning of Item 401(e) of Regulation S-K. In general, an “audit committee financial expert” is an individual member of the audit committee or board of directors who:

•	understands generally accepted accounting principles and financial statements;

•	is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves;

•	has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements;

•	understands internal controls over financial reporting; and

•	understands audit committee functions.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of our Common Stock (collectively, the “Reporting Persons”) to report their ownership of, and transactions in our Common Stock to the SEC. Such Directors, executive officers and 10% shareholders also are required to furnish us with copies of all Section 16(a) reports they file.

CODE OF BUSINESS CONDUCT AND ETHICS

We have adopted a Code of Business Conduct and Ethics that applies to our executive officers and any other persons performing similar functions. This Code provides written standards that we believe are reasonably designed to deter wrongdoing and promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, and full, fair, accurate, timely and understandable disclosure in reports we file with the SEC. A copy of our Code of Business Conduct and Ethics has been filed with the SEC as an exhibit to the registration statement that we filed with the SEC.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth information concerning the annual and long-term compensation of our Chief Executive Officer, and the executive officers who served at the end of the periods of September 30, 2017 and September 30, 2016, for services rendered in all capacities to us.  The listed individuals shall hereinafter be referred to as the “Named Executive Officers.”  Currently, we have no employment agreements with any of our Directors or Officers.

For the fiscal year ended September 2017 and 2016 our directors except the CEO/director were not given any cash compensation. On February 21, 2017 the Company issued the following shares of Class A common stock as founders’ shares to the following officers and directors Andrew Weeraratne, Eugene Nichols, Goran Antic and Michael Laub for a total of $540. that Mr. Weeraratne paid to the Company.

Name	Title	# of Shares	Consideration ($)

I. Andrew Weeraratne	Chief Executive Officer, Chairman of the Board of Directors	4,000,000	$400.00

Eugene Nichols	Director	1,000,000	$100.00

Groan Antic	Director	200,000	$20.00

Michael Laub	Director	200,000	$20.00

Compensation for the future will be determined when and if additional funding is obtained.

Summary Compensation Table – Officers

The following table sets forth information concerning the annual and long-term compensation of our Chief Executive Officer, and the executive officers who served at the end of the periods of September 30, 2017 and September 30, 2016, for services rendered in all capacities to us. The listed individuals shall hereinafter be referred to as the “Named Executive Officers.” Currently, we have no employment agreements with any of our Directors or Officers. Compensation for the future will be determined when and if additional funding is obtained.

Summary Compensation Table – Officers

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
		Salary	Bonus	Stock Awards	Option Awards	Non-equity Incentive plan compensation	Change in Pension Value and Nonqualified deferred compensation earnings	All other Compen-sation	Total
Name and principal position	Year	($)	($)	($)	($)	($)	($)	($)	($)
I. Andrew Weeraratne, CEO, CFO	2017	6,000	-0-	-0-	-0-	-0-	-0-	-0-	-0-
I. Andrew Weeraratne, CEO, CFO	2016	-0	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)

There is no employment contract with Mr. Andrew Weeraratne at this time.  Nor are there any agreements for compensation in the future.  A salary and stock options and/or warrants program may be developed in the future. The amount of value for the services of Mr. Weeraratne was determined by agreement for shares in which he received as a founders for (1) control, (2) willingness to serve on the Board of Directors and (3) participation in the foundational days of the corporation. The amount received by Mr. Weeraratne is not reflective of the true value of the contributed efforts by Mr. Weeraratne and was arbitrarily determined by the company.

(2)

On June 1, 2017, at a Board of Directors meeting the board passed a resolution to pay $2,000 per month compensation plus any expense reimbursements to its Chief Executive Officer until the Company has a successful offering. The amount of this compensation is based on the current cash flow situation and the cash flow needs currently and in the immediate future and not based on the fair market value of the services the CEO is providing the Company currently. We have no employment agreement with any officers or directors of the Company and no other officers or directors were paid any compensation except expense reimbursements.

Director Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
	Fees earned or paid in cash	Stock Awards	Option Award(s)	Non-equity Incentive plan compensation	Change in Pension Value and Nonqualified deferred compensation earnings	All other Compen-sation	Total
Name and principal position	($)	($)	($)	($)	($)	($)	($)
I Andrew Weeraratne Chairman of the Board of Directors	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Eugene Nichols, Director	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Goran Antic, Director	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Michael Laub, Director	-0-	-0-	-0-	-0-	-0-	-0-	-0-

CHANGE OF CONTROL

As of September 30, 2017, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information concerning the beneficial ownership of the shares of our Common Stock as of November 30, 2017, by: (i) each of our named executive officers and current directors, (ii) all of our current executive officers and directors as a group and (iii) each person we know to be the beneficial owner of 5% of more of our outstanding shares of common stock. Unless otherwise specified, the address of each beneficial owner listed in the table is c/o Capax Inc., 7135 Collins Ave, No 624, Miami Beach, Florida 33141.

Name	Number of Shares of Class A Common Stock Beneficially Owned (1)	Percent of Class A Common Stock Owned (2)	Number of Shares of Class B Common Stock Beneficially Owned (1)	Percent of Class B Common Stock Owned (3)(4)	Voting Control by Officers & Directors	Percent of Voting Control by Officers & Directors (5)

Officers and Directors

I. Andrew Weeraratne (3) Chairman of the Board of Directors, CEO, CFO	4,000,000	36.23%	7,000,000	100%	74,000,000	91.31%

Eugene Nichols, Director	1,000,000	9.06%			1,000,000	1.23%

Goran Antic, Director	200,000	1.81%			200,000	0.25%

Michael Laub, Director	200,000	1.81%			200,000	0.25%

All Directors and Officers as a Group (4 persons)	5,400,000	48.91%	7,000,000	100%	75,400,000	93.04%

5% Holders

Tom and Jayne Avery	600,000	5.43%			600,000	0.74%

Par Holding Partnership	600,000	5.43%			600,000	0.74%

Christopher Higgins	600,000	5.43%			600,000	0.74%

Nabil Barakat	600,000	5.43%			600,000	0.74%

All Directors, Officers and 5% Holders as a Group (8 persons)	7,800,000	70.65%	7,000,000	100%	77,800,000	95.26%

(1)

A person is deemed to be the beneficial owner of securities that can be acquired by such a person within 60 days from November 30, 2017, upon exercise of options, warrants or convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such a person (but not those held by any other person) and are exercisable within 60 days from that date have been exercised;

(2)	Based on 11,041,100 shares of common stock outstanding as of November 30, 2017. These percentages have been rounded for convenience;

(3)	Mr. Weeraratne also owns 7,000,000 shares of Class B common stock, which has 10:1 voting rights and is convertible into shares of Common Stock on a 1:1 basis at the option of the holder; and

(4)

The address of Tom and Jayne Avery is 815 Canal Street, Turnersville, NJ 08012; The address of Christopher Higgins is 213 Bradley Ave, Bellmawr, NJ 08031-1302; The address of Nabil Barakat is 3735 Atlanta Industrial Parkway NW, Atlanta, GA 30331

(5)	Andrew Weeraratne is the General Partner of Par Holding Partnership.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. I Andrew Weeraratne is a founder and an organizer of the company and as such need to disclose any relevant transactions that Mr. Weeraratne will have with the company. Mr. Weeraratne received no compensation as a founder except the approval to buy 7,000,000 Class B common stock at par value of .0001 cents for a total value of $700.00 and 4,000,000 of Class A common stock at par value of .0001 cents for a total value of $400.00 as founding shares that Mr. Weeraratne purchased on May 12, 2017.

Mr. Eugene Nichols, is a founder and organizer of the Company and our Secretary and Treasurer and a Director. Mr. Nichols, as a founder and organizer of the Company and thus needs to disclose any relevant transactions that he will have with the company. Mr. Nichols has received no compensation as a founder except the approval to purchase 1,000,000 Class A common stock at par value of .0001 for a total value of $100.00 that Mr. Weeraratne paid on his behalf to the Company on May 21, 2017.

Mr. Goran Antic, is a founder and organizer of the Company and a Director. Mr. Antic, as a founder and organizer of the Company and thus needs to disclose any relevant transactions that he will have with the company. Mr. Antic has received no compensation as a founder except the approval to purchase 200,000 Class A common stock at par value of .0001 for a total value of $20.00 that Mr. Weeraratne paid on his behalf to the Company on May 21, 2017.

Mr. Michael Laub, is a founder and organizer of the Company and a Director. Mr. Laub, as a founder and organizer of the Company and thus needs to disclose any relevant transactions that he will have with the company. Mr. Laub has received no compensation as a founder except the approval to purchase 200,000 Class A common stock at par value of .0001 for a total value of $20.00 that Mr. Weeraratne paid on his behalf to the Company on May 21, 2017

Also on May 21, 2017, as approved by the Board, Mr. Weeraratne paid the Company the 186.70 as cost of 1,867,000 Class A common stock as founding shares at the par value of $0.001 issued on behalf of a list of shareholders since Mr. Weeraratne believes that a network of loyal shareholders could help the Company accomplish its goals and it would make it much easier to set up an independent company, take it public and raise funds from the public with the help of a wider network of shareholders. These shareholders need to disclose any relevant transactions that they will have with the company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

MaloneBailey, LLP is our independent registered public accounting firm. During fiscal years ended September 30, 2017 and 2016:

-        We incurred approximately $6,000 and $4,000 in fees respectively to our principal independent accountants for professional services rendered in connection with the audit of our financial statements for the fiscal years ending September 30, 2017 and 2016.

-        We incurred approximately $1,000 in fees respectively to our principal independent accountants for professional services rendered in connection with consents on registration statements and the audit of our target for acquisitions.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.

Description of Exhibit

(a)

Financial Statements

Filed herewith

(b)

Exhibits required by Item 601, Regulation S-K;

(3.1)

Articles of Incorporation of La Veles Inc. (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1, filed with the SEC on July 3, 2017)

(3.2)

Amended Articles of Incorporation of Capax Inc. (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1, filed with the SEC on July 3, 2017)

(3.3)

Bylaws of Capax Inc. (filed as Exhibit 3.3 to the Company’s Registration Statement on Form S-1, filed with the SEC on July 3, 2017)

(5.1)

Opinion of Clifford L Hunt LLC (filed as Exhibit 5.1 to the Company’s Registration Statement on Form S-1, filed with the SEC on July 3, 2017).

(10.1)

Form of Subscription Agreement (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1, filed with the SEC on July 3, 2017)

(11.0)

Statement re: computation of per share earnings Note 2 to Financial Stmts.

(14.0)

Code of Business Conduct and Ethics (filed as Exhibit 14.1 to the Company’s Registration Statement on Form S-1, filed with the SEC on July 3, 2017)

(23.1)

Consent of Malone Bailey LLP

Filed herewith.

(31.1)

Certificate of Chief Executive Officer

Filed herewith

And Principal Financial and Accounting Officer

Pursuant to Section 302 of the

Sarbanes-Oxley Act of 2002

(31.2)

Certificate of Principal Financial and Accounting Officer

Filed herewith

Pursuant to Section 302 of the

Sarbanes-Oxley Act of 2002

(32.1)

Certification of Chief Executive Officer

Filed herewith

And Principal Financial and Accounting Officer

pursuant to 18 U.S.C. § 1350,

as adopted pursuant to Section 906 of the

Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Capax Inc.

	By:	/s/ I. Andrew Weeraratne
November 30, 2017		Name: I. Andrew Weeraratne
Title: Chief Executive Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints I. Andrew Weeraratne, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith the SEC, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he or she might or could do in person hereby ratifying and confirming all that said attorneys-in-fact and agents, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

Signature	Title	Date
/s/ I. Andrew Weeraratne	Chief Executive Officer (PEO), Chairman of the Board of Directors	November 30, 2017
I. Andrew Weeraratne

/s/ I. Andrew Weeraratne	Chief Financial Officer (Principal Accounting Officer)	November 30, 2017
I. Andrew Weeraratne

/s/ Eugene Nichols	Director, Secretary, Treasurer	November 30, 2017
Eugene Nichols

/s/ Goran Antic	Director	November 30, 2017
Goran Antic

/s/ Michael Laub	Director	November 30, 2017
Michael Laub

CAPAX INC.

FINANCIAL STATEMENTS

September 30, 2017

Index to Financial Statements

Audited Financial Statements

Page

Report of Independent Registered Public Accounting Firm

F-2

Balance Sheets as of September 30, 2017 and September 30, 2016

F-3

Statements of Operations for the years ended September 30, 2017 and 2016

F-4

Statements of Stockholders’ Equity for the years ended September 30, 2017 and 2016

F-5

Statements of Cash Flows for the years ended September 30, 2017 and 2016

F-6

Notes to the Financial Statements

F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Capax Inc.

Miami Beach, Florida

We have audited the accompanying balance sheets of Capax Inc. (The “Company”) as of September 30, 2017 and 2016, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’smanagement. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capax Inc. as of September 30, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

November 30, 2017

Balance Sheets

Capax,Inc.
Balance Sheets

	September 30, 2017	September 30, 2016
ASSETS
Current assets
Cash and cash equivalent	$90,303	$-
Total current assets	90,303	-

Total assets	$90,303	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Payable to related parties	4,107

Total current liabilities	4,107

Stockholders' equity
Preferred stock: $.0001 par value; 30,000,000 and 10,000,000 shares authorized, no shares issued and outstanding for Sept, 30, 2017 & Sept, 30, 2016 respectively	-	-
Class A Common stock: $.0001 par value; 900,000,000 shares authorized and 10,967,000 issued & outstanding for Sept 30 2017 and 230,000,000 shares authorized, 3,250,000 shares issued and outstanding for Sept 30, 2016	1,096	325
Class B Common stock: $.0001 par value; 70,000,000 & 60,000,000 shares authorized for Sept 30, 2017 & Sept 30, 2016 and, 7,000,000 & 5,000,000 shares issued and outstanding for same periods	700	500
Additional paid-in capital	111,455	-
Retained deficit	(27,055)	(825)
Total stockholders' equity	86,196	-

Total liabilities and stockholders' equity	$90,303	$-
	-	-

The accompanying notes are an integral part of these financial statements.

Statements of Operations

Capax Inc.
Statements of Operations

	Year ended	Year ended
	Sept 30, 2017	Sept 30, 2016
Revenue	-	-

Operating expenses
Professional fees	$6,345	$-
Administrative expenses	19,885	825
Total operating expenses	26,230	825

Loss from operations	26,230	825

Net loss	(26,230)	(825)

Basic and diluted net loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted average number of common shares outstanding	12,901,118	8,836,301

The accompanying notes are an integral part of these financial statements.

Statements of Stockholders’ Equity

Capax Inc.
Statement of Stockholders' Equity

					Additional		Total
	Common Stock Class A		Common Stock Class B		Paid in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at September 30, 2015	5,250,000	525	5,000,000	500	-	-	$1,025

Common stock bought back	(2,000,000)	(200)					(200)

Net loss						(825)	(825)

Balance at September 30, 2016	3,250,000	325	5,000,000	500	-	(825)	-

Common stock bought back	(3,250,000)	(325)	(5,000,000)	(500)	825	-	-

Common stock issued for cash	10,967,000	1,096	7,000,000	700	110,630		112,426

Net loss						(26,230)	(26,230)

Balance at September 30, 2017	10,967,000	1,096	7,000,000	700	111,455	(27,055)	$86,196

	The accompanying notes are an integral part of these financial statements.

Statements of Cash Flows

Capax Inc.
Statements of Cash Flows

	Year ended	Year ended
	Sept 30, 2017	Sept 30, 2016

Cash flows from operating activities:
Net loss	$(26,230)	$(825)
Adjustments to reconcile net income from continuing
operations to cash used in operating activities:
Expense paid by related party treated as payable	6,843	-
Net cash used in operating activities	(19,387)	(825)

Financing activities:
Payback related party loan	(2,736)	-
Buyback of common stock	-	(200)
Proceeds from sale of common stock	112,426	-
Net cash provided by (used in) financing activities	109,690	(200)

Net increase (decrease) in cash	90,303	(1,025)
Cash at beginning of period	-	1,025

Cash at end of period	$90,303	$-

Supplemental disclosures:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Capax Inc.

Notes to Financial Statements

September 30, 2017 and September 30, 2016

NOTE 1 – DESCRIPTION OF BUSINESS

We incorporated our Company on July 31, 2015 in the State of Florida under the name “La Veles Inc.” We changed our name to Capax Inc. (“Capax” “the Company”) on February 8, 2017. When we began, our primary planned business objective was to package, market and distribute an infection healing cream for dairy animals. We terminated that business plan and changed the name of the Company to Capax Inc. and currently focusing on setting up a chain of bakery-cafes that we hope to franchise in the future.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

a.

Basis of Presentation

The accompanying financial statements include the accounts of the Company for the years ending September 30,2017 and  September  2016. Management uses estimates and assumptions in preparing financial statements in accordance with accounting principles generally accepted in the United States of America.  Those estimates and assumptions affect the reported amounts of assets, liabilities,  expenses and the disclosure of contingent assets and liabilities.  Actual results could vary from those estimates.

New Accounting Pronouncements

The FASB has issued the following accounting pronouncements and guidance which may be applicable to the Company.

Accounting Standards Update (ASU) No. 2014-09 –  Revenue Recognition (Topic 606): In May 2014, the FASB issued a new standard related to revenue recognition. Under the new standard, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB has recently issued several amendments to the standard, including identifying performance obligations and other technical corrections and minor improvements affecting a variety of topics and required disclosures in the new standard.  This standard will be effective and the Company will adopt this standard on January 1, 2018. Entities have the option to apply the new guidance under a full retrospective approach or a modified retrospective approach with the cumulative effect of initially applying the new guidance recognized at the date of initial application.

Accounting Standards Update (ASU) No. 2016-02 – Leases (Topic 842).  This update will require assets and liabilities to be recognized on the balance sheet of a lessee for the rights and obligations created by leases of assets with terms of more than 12 months.  For income statement purposes, the update retained a dual model, requiring leases to be classified as either operating or finance based on largely similar criteria to those applied in current lease accounting, but without explicit bright lines.  ASU 2016-02 also requires extensive quantitative and qualitative disclosures, including significant judgments made by management, to provide greater insight into the extent of revenue and expense recognized and expected to be recognized from existing leases.  This standard will be effective for the Company on January 1, 2019.  Early adoption is permitted.

There are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

b.

Cash and Cash Equivalents

Cash consists of cash balances on deposit. The Company believes no significant concentration of credit risk exists with respect to these cash balances. The Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. The Company had no cash equivalents at September 30, 2017 or at September 30, 2016.

c.

Income taxes

The Company accounts for income taxes in accordance with accounting guidance now codified as FASB ASC Topic 740, “Income Taxes,” which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all deferred tax assets will not be realized. We recognize interest and penalties related to unrecognized tax benefits in operating expenses. As of September 30, 2017 and 2016, there were no unrecognized tax benefits nor interest or penalties accrued related to unrecognized tax benefits, nor were any interest and penalties recognized during the years ended September 30, 2017  or September 30, 2016.

d.

Basic and Diluted Net Loss Per Share

The Company computes loss per share in accordance with “ASC-260,” “Earnings per Share”, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of September 30, 2017 and 2016, the Company had no potential dilutive shares outstanding.

e.

Stock Based Compensation

The Company accounts for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation – Stock Compensation which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital over the period during which services are rendered. There has been no stock-based compensation issued to employees.

The Company follows ASC Topic 505-50,  “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services,” for stock options and warrants issued to consultants and other non-employees. In accordance with ASC Topic 505-50, these stock options and warrants issued as compensation for services provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined. There were no stock-based compensation expense, related to all of the Company’s stock-based awards, recognized for the years ended September 30, 2017 and 2016.

f.

Related Party Transactions

We consider all who own more than 5% shares and equity method investments to be related parties and record any transactions between them and the Company to be related party transactions and disclose such transactions on notes to the Financial Statements.

Under ASC 850, examples of related party transactions also include those between:

- A parent entity and its subsidiaries

- Subsidiaries of a common parent, an entity and trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of the entity's management

- An entity and its principal owners, management, or members of their immediate families and affiliates

Transactions between related parties are considered to be related party transactions even though they may not be given accounting recognition. For example, an entity may receive services from a related party without charge and not record receipt of the services. While not providing accounting or measurement guidance for such transactions, this Topic requires their disclosure nonetheless.

g.

Fair Value Measurement

The Company applies fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as risks inherent in valuation techniques, transfer restrictions and credit risk.

NOTE 3 – NOTE PAYABLE OFFICER

The CEO  uses his personal credit card to pay certain expenses on behalf of the Company that are reimbursed by the Company as soon as the credit card invoice is received and an expense reimbursement statement is presented, without payment of any interest. In the month of June and July 2017 the CEO had expenses of $1,764 incurred in his credit cards that was reimbursed in July 2017. In the month of August the CEO had expenses of $972 incurred and it was reimbursed to him in September 2017.  In the months of September the CEO incurred expenses of $4,107 that had been accrued as of September 30, 2017 and was reimbursed in October 2017.

NOTE 4 – EQUITY

We have 300,000,000 authorized shares of capital stock, which consists of (i) 230,000,000 shares of Class A common stock, par value $0.0001 per share; (ii) 60,000,000 shares of Class B common stock, par value $0.0001 per share; and (iii) 10,000,000 shares of blank-check preferred stock, par value of $0.0001 per share.

The holders of Class A common stock shall be entitled to one vote per share and shall be entitled to dividends as shall be declared by our Board of Directors from time to time.  Each share of Class B common stock shall entitle the holder thereof to 10 votes for each one vote per share of Class A common stock, and with respect to such vote, shall be entitled, notwithstanding any provision hereof, to notice of any stockholders’ meeting in accordance with the bylaws of this corporation, and shall be entitled to vote, together as a single class with holders of Class A common stock with respect to any question or matter upon which holders of Class A common stock have the right to vote. Class B common stock shall also entitle the holders thereof to vote as a separate class as set forth herein and as required by law. Holders of Class B common stock shall be entitled to dividends as shall be declared by our Board of Directors from time to time at the same rate per share as the Class A common stock. The holders of the Class B common stock shall have the right to convert each one of their shares to one share of Class A common stock automatically by surrendering the shares of Class B common stock to us.

As of September 30, 2017 we have 7,000,000 Class B common stock outstanding and 10,967,000 Class A common stock outstanding.

As of September 30, 2016 we have 5,000,000 Class B common stock outstanding and 3,250,000 Class A common stock outstanding.

On August 13, 2015, the Company issued one of its founders, NGFC Equities Inc. 3,250,000 restricted Class A Common Stock priced at $0.0001 per share for a total value of $325 cash and 5,000,000 Class B Common Stock priced at $0.0001 per shares for a total value of $500 cash. Also the Company issued another founder Goran Antic 2,000,000 Class A Common Stock valued at the par value of $0.0001 per share for a total value of  $200 cash.

On January 6, 2016 the Company bought back 2,000,000 Class A Common Stock of the Company at par value for a total of $200 cash that one of the founders of the Company Goran Antic bought as a founding stockholder back to the Company at their purchase price of $.0001 per share.

In January 2017, NGFC Equities Inc. (“NGFC”) one of the founder-shareholders of the Company merged with another company and as a part of that merger, NGFC gave the ownership it had of Capax back to the Company representing 3,250,000 Class A Common Stock and 5,000,000 of Class B Common stock for free.

On 8th of February 2017 we filed an amendment to our Articles of Incorporation to increase our authorized shares to 1,000,000,000 shares of capital stock, of which (i) 900,000,000 shares are Common Stock, $0.0001 par value per share; (ii) 70,000,000 shares are Class B common stock, par value $0.0001 per share; and (iii) 30,000,000 shares of blank-check preferred stock, $0.0001 par value per share.

February 12, 2017 the Board appointed I Andrew Weeraratne (“AW”) as the Chairman of the Board of directors, Chief Executive Officer and the Chief Financial Officer of the Company and approved him buying 4,000,000 Class A common stock and 7,000,000 Class B common stock at the par value of $0.0001 per share that he paid in cash of $400 and $700 respectively

Also on February 12, 2017 the Board approved a list of individuals, who we believe could help us with the operation of the company,  buying 3,267,000 Class A common stock at par value of $0.0001 per share that were paid $326 in cash.

In May 2017 we sold 3,700,000 unregistered shares of our Class A Common Stock at $0.03 per share to eight investors and we deposited $111,000. We closed this offering on June 30, 2017.

NOTE 5 – OUR OFFICE

Our offices are located at 7135 Collins Ave No. 624, Miami Beach, FL 33141 at the residence of our CEO for no charge and on a month by month basis Our telephone number is 305-865-8193.

NOTE 6 – INCOME TAXES

As of September 30, 2017, the Company had net operating loss carry forwards of $27,055 that may be available to reduce future years’ taxable income through 2034. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. Components of net deferred tax assets, including a valuation allowance, are as follows at September 30, 2017 and September 30, 2016

9-30-17

9-30-16

Net Operating loss carry-forward

$27,055

     $825

Net adjustments to taxes

             0

           0

Adjusted NOL carry-forward

  27,055

Total deferred tax assets

  10,000

          0

Less valuation allowances

(10,000)

         (0)

Net deferred tax asset

          $0

         $0

In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of September 30, 2017.

We have filed the September 30, 2015 and 2016 tax returns with the IRS and will be soon filing the September 30, 2017 tax return. They all are eligible for examinations by the IRS since the IRS has the right to audit any corporate tax returns within three years of the date they have been filed.

NOTE 7  – SUBSEQUENT EVENTS

In July 2017 we filed a Form S-1, a registration statement with the Security and Exchange Commission to sell 15,000,000 Class A common stock, and on August 15, 2017 we got effective from the SEC to sell those 15,000,000 registered shares. As of September 30, 2017 we have not sold any of such registered shares since we were waiting a few States approvals from the States we plan to sell them. We are currently selling those shares.

As of the filing date of this report, we have sold 74,100 registered common stock and have deposited $ 11,115 in our bank.