Form 10-Q
period 2017-12-31
CAPAX INC.
filed 2018-02-01
CIK 1707910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2017

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 333-219139

Capax Inc.

(Exact name of registrant as specified in its charter)

Florida	47-4752305
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7135 Collins Ave No. 624 Miami Beach, FL 33141
(Address and Zip Code of principal executive offices)

Registrant’s telephone number, including area code: (305) 865-8193

Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [x]  No [  ]

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

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

Large accelerated filer [ ]

 Accelerated filer [ ]

Non-accelerated filer [ ]

 Smaller reporting company [X]

Emerging Growth Company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.¨

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of February 1, 2018 the registrant had 11,041,600 shares of Class A common stock issued and outstanding and 7,000,000 shares of Class B common stock issued and outstanding.

CAPAX INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Balance Sheets (Unaudited)

Capax Inc.
Balance Sheets
(Unaudited)

	December 31, 2017	September 30, 2017
ASSETS
Current assets
Cash and cash equivalent	$81,208	$90,303
Total current assets	81,208	90,303

Total assets	$81,208	$90,303

LIABILITIES AND STOCKHOLDERS' EQUITY

Payable to related parties	-	4,107

Total current liabilities	-	4,107

Stockholders' equity
Preferred stock: $.0001 par value; 30,000,000 and 10,000,000 shares authorized, no shares issued and outstanding for December 31, 2017 and September 30, 2017, respectively	-	-
Class A Common stock: $.0001 par value; 900,000,000 shares authorized and 11,041,600 issued & outstanding for December 31, 2017 and 900,000,000 shares authorized, 10,967,000 shares issued and outstanding for September 30, 2017	1,103	1,096
Class B Common stock: $.0001 par value; 70,000,000 shares authorized for December 31, 2017 & September 30, 2017 and, 7,000,000 shares issued and outstanding for same periods	700	700
Additional paid-in capital	122,638	111,455
Accumulated deficit	(43,233)	(27,055)
Total stockholders' equity	81,208	86,196

Total liabilities and stockholders' equity	$81,208	$90,303

The accompanying notes are an integral part of these unaudited financial statements.

Statements of Operation (Unaudited)

Capax Inc.
Statements of Operations
(Unaudited)

	Three months	Three months
	ended	ended
	Dec 31, 2017	Dec 31, 2016
Revenue	-	-

Operating expenses
Professional fees	$7,162	$-
Administrative expenses	9,016	-
Total operating expenses	16,178	-

Loss from operations	16,178	-

Net loss	(16,178)	-

Basic and diluted loss per common share	$(0.00)	$-

Basic and diluted weighted average number of common shares outstanding	17,990,774	-

The accompanying notes are an integral part of these unaudited financial statements.

Statements of Cash Flows (Unaudited)

Capax Inc.
Statements of Cash Flows
(Unaudited)

	Three months	Three months
	ended	ended
	Dec 31, 2017	Dec 31, 2016

Cash flows from operating activities:
Net loss	$(16,178)	$-
Adjustments to reconcile net income from continuing
operations to cash used in operating activities:
Net cash used in operating activities	(16,178)	-

Financing activities:
Payback of officer loan	(4,107)	-
Proceeds from sale of common stock	11,190	-
Net cash provided by financing activities	7,083	-

Net decrease in cash	(9,095)	-
Cash at beginning of period	90,303	-

Cash at end of period	$81,208	$-

Supplemental disclosures:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

Capax Inc.

Notes to Unaudited Financial Statements

December 31, 2017

NOTE 1 – DESCRIPTION OF BUSINESS

We incorporated our Company on July 31, 2015 in the State of Florida under the name “La Veles Inc.” We changed our name to Capax Inc. (“Capax” “the Company”) on February 8, 2017. When we began, our primary planned business objective was to package, market and distribute an infection healing cream for dairy animals. We terminated those objectives and changed the name of the Company to Capax Inc. and currently focusing on setting up a chain of bakery-cafes that we hope to franchise in the future.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

a.

Basis of Presentation

The accompanying financial statements include the accounts of the Company for the three months ending December 31, 2017 and the year ending September 30, 2017. This financial statement period is not an indicative of the results to be expected for the year ending September 30, 2018, or for any other interim period in future. The unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The information included here should be read in conjunction with information included in the Company’s fiscal year ended September 30, 2017 audited financial statements.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the year ended December 31, 2016 as reported in the Company’s Annual Report on Form 10-K have been omitted.

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

NOTE 3 – EQUITY

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

As of December 31, 2017 we have 7,000,000 Class B common stock outstanding and 11,041,600 Class A common stock outstanding.

As of September 30, 2017 we have 7,000,000 Class B common stock outstanding and 10,967,000 Class A common stock outstanding.

As of the filing date of this report, we have sold 74,600 registered common stock and have deposited $11,190 in our bank.

NOTE 4 – LOAN FROM OFFICER

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

THE FOLLOWING DISCUSSION OF OUR PLAN OF OPERATION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES TO THE FINANCIAL STATEMENTS INCLUDED ELSEWHERE IN THIS REPORT.  THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT RELATE TO FUTURE EVENTS OR OUR FUTURE FINANCIAL PERFORMANCE.  THESE STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE OUR ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS.  THESE RISKS AND OTHER FACTORS INCLUDE, AMONG OTHERS, THOSE LISTED UNDER “FORWARD-LOOKING STATEMENTS” AND “RISK FACTORS” AND THOSE INCLUDED ELSEWHERE IN THIS REPORT.

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

Results of Operation

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

Our net loss attributable to common shareholders for the fiscal quarter from October 1, 2017 to December 31, 2017 is $16,178. During the fiscal year ended September 30, 2017 we had no revenue and incurred operating expenses of $26,230. We were inactive for the period of October 1, 2016 to December 31, 2016 and had no transactions.

Liquidity and Capital Resources

We have estimated that we will require approximately $300,000 of capital to buy a currently operating bakery-café to make net positive cash flow to apply towards maintenance of a public company. According to our research, a currently operating bakery-café that we could buy for about $300,000 could give us about $5,000 in monthly net positive cash flow.

If such capital does not become available, we will be able to continue operations as a development stage company for approximately the next 14 months from available cash on hand while seeking additional sources of capital. There can be no assurance that such additional capital will be available.

We believe our operational strategy which focuses on running a low overhead operation will avail us to manage our current operational activities (excluding acquiring bakery-cafes that we won’t begin until we raise capital from our current offering) for approximately 14 months. During the next 14 months or until such time that we raise enough capital to purchase one bakery cafe, we will be using our working capital to attend investors’ conferences and tradeshows, participating in road shows to meet with potential investors, traveling to meet with investors and paying professional fees needed to comply with SEC regulations. We believe our monthly burn rate to be approximately $6,000. The Company had approximately $81,208 in cash on hand as of December 31, 2017. We sold $111,000 worth of our Class A common stock in May and June of 2017 and sold $74,600 worth of our Class A common stock in November and December of 2017.

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

The Company is newly created and had no activities and as such has not generated any revenues and has incurred losses since inception resulting in an accumulated deficit of $27,055 and $43,233 as of September 30, 2017 and December 31, 2017, and further losses are anticipated in the development of its business.

Currently, we have no written or oral communication from stockholders, directors or any officers to provide us any forms of cash advances, loans or sources of liquidity to meet our working capital needs or long-term or short-term financial needs.

As of December 31, 2017, our current assets were $81,208 totally consisted of cash in bank. We have no current liabilities. Stockholders’ equity was $81,208. The weighted average number of shares outstanding was 17,990,774 for the period ending December 31, 2017.

As of September 30, 2017, our current assets were $90,303 Our current liabilities were $4,107. Stockholders’ equity was $86,196. The weighted average number of shares outstanding was 12,901,118 for the period from October 1, 2016 to September 30, 2017.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the quarter ended December 31, 2017, net cash flows used in operating activities was $16,178. We had no activities for the corresponding quarter in the previous fiscal year.

Cash Flows from Investing Activities

There were no investing activities for the fiscal year ended 2017 or 2016.

Cash Flows from Financing Activities

We have financed our operations from the issuance of equity instruments and advances from officer. During the quarter ended December 31, 2017, net cash flows from financing activities was $7,083, net of $4,107 paid back of related party loan.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that we are required to disclose pursuant to these regulations. In the ordinary course of business, we enter into operating lease commitments, purchase commitments and other contractual obligations. These transactions are recognized in our financial statements in accordance with generally accepted accounting principles in the United States.

Critical Accounting Policies

The preparation of financial statements requires management to utilize estimates and make judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. These estimates are based on historical experience and on various other assumptions that management believes to be reasonable under the circumstances. The estimates are evaluated by management on an ongoing basis, and the results of these evaluations form a basis for making decisions about the carrying value of assets and liabilities that are not readily apparent from other sources. Although actual results may differ from these estimates under different assumptions or conditions, management believes that the estimates used in the preparation of our financial statements are reasonable. The critical accounting policies affecting our financial reporting are summarized in Note 2 to the financial statements included elsewhere in this report.

Recent Accounting Pronouncements

We determined that all other issued, but not yet effective accounting pronouncements are inapplicable or insignificant to us and once adopted are not expected to have a material impact on our financial position.

Anticipated Future Trends

According to an on line article in “Restaurant Business,” appears on June 21, 2016 in 2015 bakery-cafes chains within the 500 highest in sales in the restaurant business, increased sales a combined 6.7% to $7.1 billion. Some of the largest players, including category leaders such as Panera Bread showed healthy growth. In the same articles Technomic, a market research firm, states that, in 2015, plenty of younger chains, including Kneaders Bakery and Café increased their sales by 40% and Boudin Sourdough Bakery & Café increased sales by 14.8%.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Because we are a smaller reporting company we are not required to include any disclosure under this item.

Item 4.  Controls and Procedures

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

In evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our Chief Executive Officer (“Office of the CEO”) also our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly Report on Form 10-Q. Based on that evaluation, our CEO as well as our Chief Financial Officer concluded that our disclosure controls and procedures are not effective, at the reasonable assurance level, containing material weaknesses in internal controls  as of the end of the period covered by this report to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (1) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) is accumulated and communicated to management, including our Office of the CEO and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure due to the Company’s limited internal resources and lack of ability to have multiple levels of  review and Lack of internal control environment and lack of formal documentation of internal control policies Also due to limited resources available to have additional staff to our accounting office there is inadequate segregation of duties. This lack of capital and consequential lack of staff has resulted in insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

(c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A.  Risk Factors

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None

Item 6.  Exhibits

The following exhibits are filed herewith:

Exhibit No.	Description
31.1

Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2

Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Capax Inc.

Date: Feb 1, 2018	By:	/s/ I. Andrew Weeraratne
Name: I. Andrew Weeraratne
Title: Chief Executive Officer (Principal Executive Officer) Chief Financial Officer (Principal Accounting Officer) (Principal Financial Officer)