Form 10-Q/A
period 2017-12-31
CAPAX INC.
filed 2018-02-02
CIK 1707910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

The purpose of this Amendment on Form 10-Q/A (the Amendment) is to amend and restate the XBRL portion of the filing that were not properly recorded on the 10-Q of Capax Inc. for the quarter ended December 31, 2017 filed with the Security and Exchange Commission on February 1 ,2018 (Original Form 10-Q).

There are no other changes to the Original Form 10-Q (other than those set forth in this Amendment).  This amendment does not reflect events occurring after the filing of the Original Form 10-Q, nor does it modify or update disclosures therein in any way other than as required to reflect the amended sections of the Original Form 10-Q as set forth in this Amendment.  Among other things, forward-looking statements made in the Original Form 10-Q  have not been revised to reflect events that occurred or facts that became known to us after the filing of the Original Form 10-Q  and such forward-looking statements should be read in their historical context.

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