Form 10-Q
period 2018-03-31
CAPAX INC.
filed 2018-05-14
CIK 1707910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2018

or

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

As of May 14, 2018 the registrant had 330,832,000 shares of Class A common stock issued and outstanding and 30,000,000 shares of Class B common stock issued and outstanding.

CAPAX INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Balance Sheets (Unaudited)

Capax Inc.
Balance Sheets
(Unaudited)

	March 31, 2018	September 30, 2017
ASSETS
Current assets
Cash and cash equivalent	$68,645	$90,303
Total current assets	68,645	90,303

Total assets	$68,645	$90,303

LIABILITIES AND STOCKHOLDERS' EQUITY

Payable to related parties	-	4107

Total current liabilities	-	4107

Stockholders' equity
Preferred stock: $.0001 par value; 30,000,000 and 10,000,000 shares authorized, no shares issued and outstanding for March 31, 2018 and September 30, 2017, respectively	-	-
Class A Common stock: $.0001 par value; 900,000,000 shares authorized and 11,041,600 issued & outstanding for March 31 2018 and 900,000,000 shares authorized, 10,967,000 shares issued and outstanding for September 30, 2017	1,103	1,096
Class B Common stock: $.0001 par value; 70,000,000 shares authorized for March 31, 2018 & September 30, 2017 and, 7,000,000 shares issued and outstanding for same periods	700	700
Additional paid-in capital	122,638	111,455
Accumulated deficit	(55,796)	(27,055)
Total stockholders' equity	68,645	86,196

Total liabilities and stockholders' equity	$68,645	$90,303

The accompanying notes are an integral part of these unaudited financial statements.

Statements of Operation (Unaudited)

Capax Inc.
Statements of Operations
(Unaudited)

	Six months	Six months	Three months	Three months
	ended	ended	ended	ended
	Mar 31,2018	Mar 31,2017	Mar 31,2018	Mar 31,2017
Revenue	-	-	-	-

Operating expenses
Professional fees	$10,650	$-	$3,488	$-
Administrative expenses	18,091	-	9,075	-
Total operating expenses	28,741	-	12,563	-

Loss from operations	28,741	-	12,563	-

Net loss	(28,741)	-	(12,563)	-

Basic and diluted loss per common share	$(0.00)	$-	$(0.00)	$-

Basic and diluted weighted average number of common shares outstanding	18,041,600	-	18,041,600	-

The accompanying notes are an integral part of these unaudited financial statements.

Statements of Cash Flows (Unaudited)

Capax Inc.
Statements of Cash Flows
(Unaudited)

	Six months	Six months
	ended	ended
	Mar 31, 2018	Mar 31, 2017

Cash flows from operating activities:
Net loss	$(28,741)	$-
Adjustments to reconcile net income from continuing
operations to cash used in operating activities:
Net cash used in operating activities	(28,741)	-

Financing activities:
Payback of officer loan	(4,107)	-
Proceeds from sale of common stock	11,190	-
Net cash provided by financing activities	7,083	-

Net decrease in cash	(21,658)	-
Cash at beginning of period	90,303	-

Cash at end of period	$68,645	$-

Supplemental disclosures:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

Capax Inc.

Notes to Unaudited Financial Statements

March 31, 2018

NOTE 1 – DESCRIPTION OF BUSINESS

We incorporated our Company on July 31, 2015 in the State of Florida under the name “La Veles Inc.” We changed our name to Capax Inc. (“Capax” “the Company”) on February 8, 2017. When we began, our primary planned business objective was to package, market and distribute an infection healing cream for dairy animals. We terminated those objectives and changed the name of the Company to Capax Inc. and currently focusing on setting up a chain of bakery-cafes that we hope to franchise in the future. On May 8, 2018 the Company acquired 100% of Reborn Holding Inc., (“RB”) that operates a wholesale coffee business along with two retail coffee shops in exchange for newly issued shares of Capax Inc., that gave the owners of RB 95% ownership of Capax Inc.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

a.

Basis of Presentation

The accompanying financial statements include the accounts of the Company for the six months ending March 31, 2018 and the year ending September 30, 2017. This financial statement period is not an indicative of the results to be expected for the year ending September 30, 2018, or for any other interim period in future. The unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The information included here should be read in conjunction with information included in the Company’s fiscal year ended September 30, 2017 audited financial statements.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the year ended September 30, 2017 as reported in the Company’s Annual Report on Form 10-K have been omitted.

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

NOTE 3 – EQUITY

We are authorized to issue an aggregate number of 1,000,000,000 shares of capital stock, of which (i) 900,000,000 shares are Common Stock, $0.0001 par value per share; (ii) 70,000,000 shares are Class B common stock, par value $0.0001 per share; and (iii) 30,000,000 shares of preferred stock, $0.0001 par value per share.

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

As of March 31, 2018 we have 7,000,000 Class B common stock outstanding and 11,041,600 Class A common stock outstanding.

As of September 30, 2017 we have 7,000,000 Class B common stock outstanding and 10,967,000 Class A common stock outstanding.

During the six months ended March 31, 2018, we have sold 74,600 registered common shares, and have deposited $11,190 in our bank.

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

NOTE 6 – GOING CONCERN ISSUE

The financial statements has been prepared on the going concern basis which assumes the company and consolidated entity will have sufficient cash to pay its debts as and when they become payable for a period of at least 12 months from the date the financial report was authorized for issue.

The Company has an accumulated deficit of  $55,796 as at March 31, 2018, as well as recurring losses and negative cash from operations. Those factors raise substantial doubt about the Company’s ability to continue as a going concern. Management of the Company has executed a merger agreement with a private business that we believe may generate adequate cash flow or would be able to raise adequate funds to resolve this issue. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 7 – SUBSEQUENT EVENTS

On May 8, 2018 the Company acquired 100% of Reborn Holding Inc., (“RB”) that operates a wholesale coffee business along with two retail coffee shops in exchange for newly issued shares of Capax Inc., that gave the owners of RB 95% ownership of Capax Inc. This share exchange is construed as a reverse merger.

In anticipation of this reverse merger, at a Board of Directors meeting on March 16, 2018 the Board approved the CEO Andrew Weeraratne (AW) to convert his 7,000,000 class B common stock to Class A common stock upon the execution of the merger agreement. Also the Board approved the cash balance in the bank to be paid as a bonus to AW since the Company at the point of the merger will transfer no assets or liabilities to RB. Therefore AW withdrew the cash balance of $62,645 in the bank on May 9, 2018.

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

OVERVIEW

We were incorporated on July 31, 2015 in the State of Florida under the name La Veles Inc., that mostly remained inactive and on February 8, 2017, we filed an amendment to our Articles of Incorporation to change the name of the Company to Capax Inc. (“Capax”). Our offices are located at 7135 Collins Avenue, Suite 624, Miami Beach, FL 33141. Our fiscal year end is September 30. When we set up Capax, our primary objective was to set up a bakery-café chain with an eye to franchising these bakery-cafes. On May 8, 2018 the Company acquired 100% of Reborn Holding Inc., (“RB”) that operates a wholesale coffee business along with two retail coffee shops in exchange for newly issued shares of Capax Inc., that gave the owners of  RB 95% ownership of Capax Inc.

Shell Company

We were a shell company as defined by Rule 405 of the Securities and Exchange Commission primarily because we had no nnominal operations until we acquired RR. As a result, an investment in the Company would likely to be an illiquid investment. An investor should consider the potential illiquidity of the Company’s securities before investing in the Company.

OUR STRATEGY

Capax plans to lease and improve the leasehold to have a unique architecture to set up a chain of coffee and bakery cafes that we plan to franchise. According to the company web site of one of the founders of Panera bread, Ron Shaich, this methodology is how they began a small shop (that we plan to adopt) and grew up to a major public company:

1.

See opportunity in long term consumer trends

2.

Align the concept with these trends

3.

Strong until level performance

4.

Significant unit growth

5.

Corporate performance

We believe the coffee and bakery café units built with an attractive architecture run by warm, friendly staff with a personal touch could compete aggressively and expand this version globally. As stated above we acquired RB a wholesale coffee business with two retail stores based in California and plan to expand this to multiple locations. We are currently looking to raise capital to establish these new locations and our ability implement our plans will be affected if we are not able to raise enough funds.

Results of Operation

We have incurred recurring losses to date. Our financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we are unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Our net loss attributable to common shareholders for the six months from October 1, 2017 to March 31, 2018 is $28,741. During the fiscal year ended September 30, 2017 we had no revenue and incurred operating expenses of $26,230. We were inactive for the period of October 1, 2016 to March 31, 2017 and had no transactions.

Liquidity and Capital Resources

We have estimated that we will require approximately $300,000 of capital to buy a currently operating coffee-bakery-café to make net positive cash flow to apply towards maintenance of a public company. According to our research, a currently operating bakery-café that we could buy for about $300,000 could give us about $5,000 in monthly net positive cash flow.

With our purchase of RB, if such capital does not become available, we will be able to survive only from month to month.  There can be no assurance that such additional capital will be available. If we get some capital, we believe our operational strategy which focuses on running a low overhead operation will avail us to manage our current operational activities (excluding acquiring retail coffer stores and bakery-cafes that we won’t begin until we raise capital from our current offering) long enough to build our brand name.

Due to the acquisition of RB, we believe our monthly burn rate to be approximately $100,000 without RB we expect the burn rate to be about $6,000 per month. The Company had approximately $68,645 in cash on hand as of March 31, 2018.

If we succeed in opening one or more bakery-cafes, we anticipate that sales at such places to generate sufficient cash flow to support our operations after the first 6 months. However, this estimate is based on our assumption of raising enough capital to either buy or build bakery-cafés.

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

The Company is newly created and had no activities and as such has not generated any revenues and has incurred losses since inception resulting in an accumulated deficit of $55,796 and  $27,055 as of March 31, 2018 and September 30, 2017, and further losses are anticipated in the development of its business.

Currently, we have no written or oral communication from stockholders, directors or any officers to provide us any forms of cash advances, loans or sources of liquidity to meet our working capital needs or long-term or short-term financial needs.

As of March 31, 2018, our current assets were $68,645 totally consisted of cash in bank. We have no current liabilities. Stockholders’ equity was $68,645. The weighted average number of shares outstanding was 18,041,600 for the period ending March 31, 2018.

As of September 30, 2017, our current assets were $90,303 Our current liabilities were $4,107. Stockholders’ equity was $86,196. The weighted average number of shares outstanding was 12,901,118 for the period from October 1, 2017 to March 30, 2018.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six months ended March 31, 2018, net cash flows used in operating activities was $28,741. We had no activities for the corresponding period in the previous fiscal year.

Cash Flows from Investing Activities

There were no investing activities for the periods ended  March 31, 2018 or 2017.

Cash Flows from Financing Activities

We have financed our operations from the issuance of equity instruments and advances from officer. During the six months ended March 31, 2018, net cash flows from financing activities was $7,083, net of $4,107 paid back of related party loan.

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

(b) Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the six months ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Capax Inc.

Date: May 14, 2018	By:	/s/ I. Andrew Weeraratne
Name: I. Andrew Weeraratne
Title: Chief Executive Officer (Principal Executive Officer) Chief Financial Officer (Principal Accounting Officer) (Principal Financial Officer)