Form 10-Q
period 2022-06-30
Reborn Coffee, Inc.
filed 2022-10-03
CIK 1707910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                            to

Commission File Number: 333-261937

REBORN COFFEE, INC.
(Exact name of Registrant as specified in its charter)

Delaware	5810	47-4752305
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Number)

580 N. Berry Street, Brea, CA 92821

(714) 784-6369

(Address, including zip code, and telephone number, including area code, of Registrant’s principal executive offices)

N/A

(Former name, former address and former ﬁscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	REBN	The Nasdaq Stock Market LLC (Nasdaq Capital Market)

Indicate by check mark whether the registrant (1) has ﬁled all reports required to be ﬁled by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to ﬁle such reports), and (2) has been subject to such ﬁling requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such ﬁles). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated ﬁler, an accelerated ﬁler, a non-accelerated ﬁler, a smaller reporting company, or an emerging growth company. See the deﬁnitions of “large accelerated ﬁler,” “accelerated ﬁler,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised ﬁnancial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as deﬁned in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The registrant has 11,679,523 shares of common stock outstanding as of September 30, 2022.

i

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on our management’s beliefs and assumptions and on information currently available to management, and which statements involve substantial risk and uncertainties. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, market growth and trends, and objectives for future operations are forward-looking statements. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions.

These risks and uncertainties include, among other things, risks related to our expectations regarding the impact of the coronavirus pandemic (the “COVID-19 pandemic”), including the easing of related regulations and measures as the pandemic and its related effects begin to abate or have abated, on our business, results of operations, financial condition, and future profitability and growth; our expectations regarding the impact of the evolving COVID-19 pandemic on the businesses of our customers, partners and suppliers, and the economy, as well as the macro- and micro-effects of the pandemic and differing levels of demand for our products as our customers’ priorities, resources, financial conditions and economic outlook change; global macro-economic conditions, including the effects of inflation, rising interest rates and market volatility on the global economy; our ability to estimate the size of our total addressable market, and the development of the market for our products, which is new and evolving; our ability to effectively sustain and manage our growth and future expenses, achieve and maintain future profitability, attract new customers and maintain and expand our existing customer base; our ability to scale and update our platform to respond to customers’ needs and rapid technological change; the effects of increased competition in our market and our ability to compete effectively; our ability to expand use cases within existing customers and vertical solutions; our ability to expand our operations and increase adoption of our platform internationally; our ability to strengthen and foster our relationships with developers; our ability to expand our direct sales force, customer success team and strategic partnerships around the world; the impact of any data breaches, cyberattacks or other malicious activity on our technology systems; our ability to identify targets for and execute potential acquisitions; our ability to successfully integrate the operations of businesses we may acquire, and to realize the anticipated benefits of such acquisitions; our ability to maintain, protect and enhance our brand; the sufficiency of our cash, cash equivalents and capital resources to satisfy our liquidity needs; limitations on us due to obligations we have under our credit facility or other indebtedness; our failure or the failure of our software to comply with applicable industry standards, laws and regulations; our ability to maintain, protect and enhance our intellectual property; our ability to successfully defend litigation against us; our ability to attract large organizations as users; our ability to maintain our corporate culture; our ability to offer high-quality customer support; our ability to hire, retain and motivate qualified personnel, including executive level management; our ability to successfully manage and integrate executive management transitions; our ability to estimate the size and potential growth of our target market; uncertainties regarding the impact of general economic and market conditions, including as a result of regional and global conflicts or related government sanctions; our ability to successfully implement and maintain new and existing information technology systems, including our ERP system; and our ability to maintain proper and effective internal controls.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. We undertake no obligation to update any forward-looking statements after the date of this Quarterly Report on Form 10-Q or to conform such statements to actual results or revised expectations, except as required by law.

ii

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

Unaudited Condensed Consolidated Balance Sheets

As of	June 30, 2022	December 31, 2021

ASSETS
Current assets:
Cash and cash equivalents	$149,824	$905,051
Accounts receivable, net of allowance for doubtful accounts of $0 and $0, respectively	1,293	-
Inventories, net	102,981	88,877
Prepaid expense and other current assets	220,113	191,838
Total current assets	474,211	1,185,766
Property and equipment, net	1,181,365	1,110,890
Operating lease right-of-use asset	2,937,437	2,466,873

Total assets	$4,593,013	$4,763,529

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$158	$45,748
Accrued expenses and current liabilities	171,070	124,535
Line of credit	594,529	-
Loans payable to financial institutions – current portion	-	98,475
Loans payable to shareholders	150,000	-
Loan payable, emergency injury disaster loan (EIDL) – current portion	10,760	7,957
Loan payable, payroll protection program (PPP) – current portion	39,169	42,345
Equipment loan payable – current portion	6,312	15,989
Operating lease liabilities – current portion	655,603	578,419
Total current liabilities	1,627,601	913,468
Loans payable to financial institutions – net of current portion	-	23,228
Loan payable, emergency injury disaster loan (EIDL), net of current portion	489,240	492,043
Loan payable, payroll protection program (PPP), net of current portion	127,969	124,793
Operating lease liabilities, net of current portion	2,427,168	2,011,702
Total liabilities	4,671,978	3,565,234

Commitments and Contingencies

Stockholders’ equity (deficit)
Common Stock, $0.0001 par value, 40,000,000 shares authorized; 11,679,523 and 11,634,523 shares issued and outstanding at June 30, 2022 and December 31, 2021	1,168	1,163
Preferred Stock, $0.0001 par value, 1,000,000 shares authorized; no shares issued and outstanding at June 30, 2022 and December 31, 2021	-	-
Additional paid-in capital	9,899,031	9,674,036
Accumulated deficit	(9,979,164)	(8,476,904)
Total stockholders’ equity (deficit)	(78,965)	1,198,295

Total liabilities and stockholders’ equity	$4,593,013	$4,763,529

See accompanying notes to unaudited condensed consolidated financial statements.

Unaudited Condensed Consolidated Statements of Operations

	Six Months Ended June 30,		Three Months Ended June 30,
	2022	2021	2022	2021

Net revenues:
Stores	$1,511,952	$851,785	$775,956	$475,824
Wholesale and online	29,674	28,336	12,520	15,368
Total net revenues	1,541,626	880,121	788,476	491,192

Operating costs and expenses:
Product, food and drink costs—stores	563,906	270,148	278,952	135,452
Cost of sales—wholesale and online	12,997	12,412	5,484	6,732
General and administrative	2,468,447	1,226,951	1,432,432	656,310
Total operating costs and expenses	3,045,350	1,509,511	1,716,868	798,494

Loss from operations	(1,503,724)	(629,390)	(928,392)	(307,302)

Other income (expense):
Other income	16,440	-	1,440	-
Interest expense	(14,976)	(5,773)	(10,196)	(382)
Total other income (expense), net	1,464	(5,773)	(8,756)	(382)

Loss before income taxes	(1,502,260)	(635,163)	(937,148)	(307,684)

Provision for income taxes	-	-	-	-

Net loss	$(1,502,260)	$(635,163)	$(937,148)	$(307,684)

Loss per share:
Basic and diluted	$(0.13)	(0.06)	(0.08)	(0.03)

Weighted average number of common shares outstanding:
Basic and diluted	11,642,550	10,282,669	11,667,545	10,380,944

See accompanying notes to unaudited condensed consolidated financial statements.

Unaudited Condensed Consolidated Stockholders’ Equity (Deficit)

	Common Stock		Preferred Stock		Additional Paid-in	Subscription of Common	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Deficit
Balance as of December 31, 2021	11,634,523	$1,163	-	$-	$9,674,036	$-	$(8,476,904)	$1,198,295

Net loss	-	-	-	-	-	-	(565,112)	(565,112)
Balance as of March 31, 2022	11,634,523	$1,163	-	$-	$9,674,036	$-	$(9,042,016)	$633,183

Stock compensation	45,000	5	-	-	224,995	-	-	225,000
Net loss	-	-	-	-	-	-	(937,148)	(937,148)
Balance as of June 30, 2022	11,679,523	$1,168	-	$-	$9,899,031	$-	$(9,979,164)	$(78,965)

	Common Stock		Preferred Stock		Additional Paid-in	Subscription of Common	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Deficit
Balance as of December 31, 2020	10,443,721	$1,045	-	$-	$4,733,063	$(450,000)	$(5,036,504)	$(752,396)

Net loss	-	-	-	-	-	-	(327,479)	(327,479)
Payments received for prior year subscription	-	-	-	-	-	450,000	-	450,000
Stock issued for store acquisition	232,558	23	-	-	149,977	-	-	150,000
Balance as of March 31, 2021	10,676,279	$1,068	-	$-	$4,883,040	$-	$(5,363,983)	$(479,875)

Net loss	-	-	-	-	-	-	(307,684)	(307,684)
Stock subscription	30,950	3	-	-	154,747	(154,750)	-	-
Payments received for prior year subscription	-	-	-	-	-	103,500	-	103,500
Balance as of June 30, 2021	10,707,229	$1,071	-	$-	$5,037,787	$(51,250)	$(5,671,667)	$(684,059)

See accompanying notes to unaudited condensed consolidated financial statements.

Unaudited Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30,	2022	2021

Cash flows from operating activities:
Net loss	$(1,502,260)	$(635,163)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation	225,000	-
Operating lease	22,086	20,559
Depreciation	97,922	81,926
Changes in operating assets and liabilities:
Accounts receivable	(1,293)	(269)
Inventories	(14,104)	(7,245)
Prepaid expense and other current assets	(28,275)	(65,083)
Accounts payable	(45,590)	49,508
Accrued expenses and current liabilities	46,535	17,415
Net cash used in operating activities	(1,199,979)	(538,352)

Cash flows from investing activities:
Purchases of property and equipment	(168,397)	(167,152)
Reacquisition of store	-	(150,000)
Net cash used in investing activities	(168,397)	(317,152)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	553,499
Proceeds from line of credit	594,529	-
Proceeds from loan payable to shareholders	150,000	533,127
Repayment of loans	(121,703)	(210,453)
Repayment of equipment loan payable	(9,677)	(9,594)
Net cash provided by financing activities	613,149	866,579

Net (decrease) increase in cash	(755,227)	11,075

Cash at beginning of period	905,051	128,568

Cash at end of period	$149,824	$139,643

Supplemental disclosures of non-cash financing activities:
Issuance of common shares for repurchase of store	$-	$150,000
Issuance of common shares for compensation	$225,000	$-

Supplemental disclosure of cash flow information:
Cash paid during the years for:
Lease liabilities	$435,635	$224,988
Interest	$367	$5,773

See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS

Reborn Coffee, Inc. (“Reborn”) was incorporated in the State of Florida in January 2018. In July 2022, Reborn was migrated from Florida to Delaware, and filed a certificate of incorporation with the Secretary of State of the State of Delaware having the same capitalization structure as the Florida predecessor entity. Reborn has the following wholly owned subsidiaries:

●	Reborn Global Holdings, Inc. (“Reborn Holdings”), a California Corporation incorporated in November 2014. Reborn Holdings is engaged in the operation of wholesale distribution and retail coffee stores in California to sell a variety of coffee, tea, Reborn brand name water and other beverages along with bakery and dessert products.

●	Reborn Coffee Franchise, LLC (the “Reborn Coffee Franchise”), a California limited liability corporation formed in December 2020, is a franchisor providing premier roaster specialty coffee to franchisees or customers. Reborn Coffee Franchise continues to develop the Reborn Coffee system for the establishment and operation of Reborn Coffee stores using one or more Reborn Coffee marks. The franchisee obtains a license to develop and operate a store under the strict compliance with terms of the agreement. The specific rights the franchisee is granted is to develop, own, and/or operate franchisee’s Reborn Coffee stores. The non-refundable initial franchise fee is $20,000. In addition, the franchisee is required to pay the company a royalty fee equal to 5% of the weekly gross sales of their respective store.

Reborn Coffee, Inc., Reborn Global Holdings, Inc., and Reborn Coffee Franchise, LLC will be collectively referred as the “Company”.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reporting

The unaudited condensed consolidated financial statements include Reborn Coffee, Inc. and its wholly owned subsidiaries as of June 30, 2022 and December 31, 2021 and for the three and six month periods ended June 30, 2022 and 2021.

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) as promulgated in the United States of America. The consolidated financial statements include Reborn Coffee, Inc. and its wholly owned subsidiaries. All intercompany accounts, transactions, and profits have been eliminated upon consolidation.

Reverse Stock Split

In June 2022, the Company approved (a) the conversion of all Class B Common Stock into Class A Common Stock, (b) a 1 for 100 reverse stock split, and (c) an amendment to Articles of Incorporation to eliminate Class B and to change “Class A” to simply “common stock”. All share and earnings per share information have been retroactively adjusted to reflect the stock split and the incremental par value of the newly issued shares was recorded with the offset to additional paid-in capital.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $9,979,164 at June 30, 2022, had a net loss of $1,502,260 for the six-month period ended June 30, 2022 and net cash used in operating activities of $1,199,979 for the six-month period ended June 30, 2022. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

While the Company is attempting to expand operations and increase revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations. Management intends to raise additional funds by way of public or private offerings. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While management believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect or if available, on terms acceptable to the Company. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate additional profit. Compared to the revenue for the six-month period ended June 30, 2021, however, net revenue for the six-month period ended June 30, 2022 has increased from $880,121 to $1,541,626, and the Company expects consistent increase in sales with the opening of more stores. In August 2022, the Company consummated its initial public offering (the “IPO”) of 1,440,000 shares of its common stock at a public offering price of $5.00 per share, generating gross proceeds of $7,200,000. The initial public offering is summarized in Note 12 to the unaudited condensed consolidated financial statements.

The unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires the Company to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and the accompanying notes. Such estimates include accounts receivables, accrued liabilities, income taxes, long-lived assets, and deferred tax valuation allowances. These estimates generally involve complex issues and require management to make judgments, involve analysis of historical and future trends that can require extended periods of time to resolve, and are subject to change from period to period. In all cases, actual results could differ materially from estimates.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. The Company’s net revenue primarily consists of revenues from its retail stores and wholesale and online store. Accordingly, the Company recognizes revenue as follows:

●	Retail Store Revenue

Retail store revenues are recognized when payment is tendered at the point of sale. Retail store revenues are reported net of sales, use or other transaction taxes that are collected from customers and remitted to taxing authorities. Sales taxes that are payable are recorded as accrued as other current liabilities. Retail store revenue makes up approximately 98% of the Company’s total revenue.

●	Wholesale and Online Revenue

Wholesale and online revenues are recognized when the products are delivered, and title passes to the customers or to the wholesale distributors. When customers pick up products at the Company’s warehouse, or distributed to the wholesale distributors, the title passes, and revenue is recognized. Wholesale revenues make up approximately 2% of the Company’s total revenue.

●	Royalties and Other Fees

Franchise revenues consists of royalties and other franchise fees. Royalties are based on a percentage of franchisee’s weekly gross sales revenue at 5%. The Company recognizes the royalties as the underlying sales occur. The Company recorded revenue from royalties of $0 for the six-month periods ended June 30, 2022 and 2021. Other fees are earned as incurred and the Company did not have any other fee revenue for the six-month periods ended June 30, 2022 and 2021.

Shipping and Handling Costs

The Company incurred freight out cost and is included in the Company’s cost of sales - wholesale and online.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

General and Administrative Expense

General and administrative expense includes store-related expense as well as the Company’s corporate headquarters’ expenses.

Advertising Expense

Advertising costs are expensed as incurred. Advertising expenses amounted to $20,513 and $50,160 for the six-month periods ended June 30, 2022 and 2021, respectively, and is recorded under general and administrative expenses in the accompanying consolidated statements of operations.

Pre-opening Costs

Pre-opening costs for new stores, consist primarily of store and leasehold improvements, and are capitalized and depreciated over the shorter of the useful life of the improvement or the lease term, including renewal periods that are reasonably assured.

Accounts Receivable

Accounts receivables are stated net of allowance for doubtful accounts. The allowance for doubtful accounts is determined primarily on the basis of past collection experience and general economic conditions. The Company determines terms and conditions for its customers based on volume transacted by the customer, customer creditworthiness and past transaction history. At June 30, 2022 and December 31, 2021, allowance for doubtful accounts was $0 and $0, respectively. The Company does not have any off-balance sheet exposure related to its customers.

Inventories

Inventories consisted primarily of coffee beans, drink products, and supplies which are recorded at cost or at net realizable value.

Property and Equipment

Property and equipment are recorded at cost. Maintenance and repairs are charged to expense as incurred. Depreciation and amortization are provided using both the straight-line and declining balance methods over the following estimated useful lives:

Furniture and fixtures	5-7 Years
Store construction	Lesser of the lease term or the estimated useful lives of the improvements, generally 6 years
Leasehold improvement	Lesser of the lease term or the estimated useful lives of the improvements, generally 6 years

When assets are retired or disposed of, the cost and accumulated depreciation thereon are removed, and any resulting gains or losses are included in the consolidated statements of operations. Leasehold improvements are amortized using the straight-line method over the estimated life of the asset, not to exceed the length of the lease. Repair and maintenance costs are expensed as incurred.

Operating Leases

The Company adopted FASB Accounting Standards Codification, or ASC, Topic 842, Leases (“ASC 842”) which requires the recognition of the right-of-use assets and relating operating and finance lease liabilities on the balance sheet. Under ASC 842, all leases are required to be recorded on the balance sheet and are classified as either operating leases or finance leases. The lease classification affects the expense recognition in the income statement. Operating lease charges are recorded entirely in operating expenses. Finance lease charges are split, where amortization of the right-of-use asset is recorded in operating expenses and an implied interest component is recorded in interest expense.

Earnings Per Share

Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260, Earnings Per Share, requires a reconciliation of the numerator and denominator of the basic and diluted earnings (loss) per share (EPS) computations.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic earnings (loss) per share are computed by dividing net earnings available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. In periods where losses are reported, the weighted-average number of common stock outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

The Company did not have any dilutive shares for the three and six month periods ended June 30, 2022 and 2021.

Segment Reporting

FASB ASC Topic 280, Segment Reporting, requires public companies to report financial and descriptive information about their reportable operating segments. The Company’s management identifies operating segments based on how the Company’s management internally evaluate separate financial information, business activities and management responsibility. At the current time, the Company has only one reportable segment, consisting of both the wholesale and retail sales of coffee, water, and other beverages. The Company’s franchisor subsidiary was not material as of and for the three and six month periods ended June 30, 2022 and 2021.

Long-lived Assets

In accordance with FASB ASC Topic 360, Property, Plant, and Equipment, the Company reviews for impairment of long-lived assets and certain identifiable intangibles whenever events or circumstances indicate that the carrying amount of assets may not be recoverable. The Company considers the carrying value of assets may not be recoverable based upon our review of the following events or changes in circumstances: the asset’s ability to continue to generate income from operations and positive cash flow in future periods; loss of legal ownership or title to the assets; significant changes in our strategic business objectives and utilization of the asset; or significant negative industry or economic trends. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset are less than its carrying amount. As of June 30, 2022 and December 31, 2021, the Company was not aware of any events or changes in circumstances that would indicate that the long-lived assets are impaired.

Fair Value of Financial Instruments

The Company records its financial assets and liabilities at fair value, which is defined under the applicable accounting standards as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measure date. The Company uses valuation techniques to measure fair value, maximizing the use of observable outputs and minimizing the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Inputs include management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. The inputs are unobservable in the market and significant to the instrument’s valuation.

As of June 30, 2022 and December 31, 2021, the Company believes that the carrying value of accounts receivable, accounts payable, accrued expenses, and other current assets and liabilities approximate fair value due to the short maturity of theses financial instruments. The financial statements do not include any financial instruments at fair value on a recurring or non-recurring basis.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consisted of taxes currently due and deferred taxes. Deferred taxes are recognized for the differences between the basis of assets and liabilities for financial statement and income tax purposes.

The Company follows FASB ASC Topic 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates, applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. ASC 740-10-25 provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax position. The Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company did not recognize additional liabilities for uncertain tax positions pursuant to ASC 740-10-25 for the three and six month periods ended June 30, 2022 and 2021.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are accounts receivable arising from its normal business activities. The Company performs ongoing credit evaluations to its customers and establishes allowances when appropriate.

Company purchases from various vendors for its operations. For the three and six month periods ended June 30, 2022 and 2021, no purchases from any vendors accounted for a significant amount of the Company’s bean coffee purchases.

Related Parties

Related parties are any entities or individuals that, through employment, ownership, or other means, possess the ability to direct or cause the direction of management and policies of the Company.

Significant Recent Developments Regarding COVID-19

The novel coronavirus, known as the global pandemic COVID-19, was first identified in December 2019. During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly spreading outbreak of a novel strain of coronavirus designated COVID-19. The pandemic has significantly impacted economic conditions in the United States. The outbreak of the virus impacted our company-owned retail locations in Southern California.

The Company first began to experience impacts from COVID-19 around the middle of March 2020 as federal, state and local governments began to react to the public health crisis by encouraging or requiring social distancing, instituting stay-at-home orders, and requiring, in varying degrees, restaurant dine-in limitations, capacity limitations or other restrictions that largely limited restaurants to take-out, drive-thru and delivery sales. Although we have experienced some recovery from the initial impact of COVID-19, the long-term impact of COVID-19 on the economy and on our business remains uncertain, the duration and scope of which cannot currently be predicted.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncement

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, “Financial Instruments - Credit Losses (Topic 326)” (“ASU 2016-13”). ASU 2016-13 revises the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. Originally, ASU 2016-13 was effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. In November 2019, FASB issued ASU 2019-10, “Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842).” This ASU defers the effective date of ASU 2016-13 for public companies that are considered smaller reporting companies as defined by the SEC to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is planning to adopt this standard in the first quarter of fiscal 2023.The Company is currently evaluating the potential effects of adopting the provisions of ASU No. 2016-13 on its consolidated financial statements, particularly its recognition of allowances for accounts receivable.

Other recently issued accounting updates are not expected to have a material impact on the Company’s consolidated financial statements.

3. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30, 2022	December 31, 2021

Furniture and equipment	$849,809	$779,649
Leasehold improvement	639,602	639,602
Store construction	150,399	52,161
Store	300,000	300,000

Total property and equipment	1,939,810	1,771,412
Less accumulated depreciation	(758,445)	(660,522)

Total property and equipment, net	$1,181,365	$1,110,890

In February 2021, the Company repurchased its retail location in Corona Del Mar. The purchase price was $300,000, comprised of $150,000 in cash and 232,558 shares of the Company’s common stock. The Company recorded the assumption of the ongoing lease for the store, which included a right of use asset of $183,442 and a lease liability of $193,463.

Depreciation expense on property and equipment amounted to approximately $97,922 and $81,926 for the six-month periods ended and $48,479 and $45,797 for the three-month periods ended June 30, 2022 and 2021, respectively.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. LOANS PAYABLE TO FINANCIAL INSTITUTIONS

Loans payable to financial institutions consist of the following:

	June 30, 2022	December 31, 2021

July 2021 - Loan agreement with principal amount of $90,000 and repayment rate of 19% for a total of $101,700. The loan payable matures on January 31, 2023.	$-	$52,819

August 2021 - Loan agreement with principal amount of $72,500 and repayment rate of 18.5% for a total of $81,925. The loan payable matures on February 10, 2023.	-	36,502

August 2021 - Loan agreement with principal amount of $67,500 and repayment rate of 18.5% for a total of $76,275. The loan payable matures on February 11, 2023.	-	32,382

Total loan payable	$-	$121,703
Less: current portion	-	(98,475)

Total loan payable, net of current	$-	$23,228

July 2021 - $ 101,700 loan payable

In July 2021, the Company entered into a loan agreement with Square Capital in the principal amount of $90,000 with loan cost $11,700. The loan payable has a maturity date on January 31, 2023. As of June 30, 2022 and December 31, 2021, there was a balance outstanding of $0 and $52,819, respectively.

August 2021 - $81,925 loan payable

In August 2021, the Company entered into a loan agreement with Square Capital in the principal amount of $72,500 with loan cost $9,425. The loan payable has a maturity date on February 10, 2023. As of June 30, 2022 and December 31, 2021, there was a balance outstanding of $0 and $36,502, respectively.

August 2021 - $76,275 loan payable

In August 2021, the Company entered into a loan agreement with Square Capital in the principal amount of $67,500 with loan cost $8,775. The loan payable has a maturity date on February 11, 2023. As of June 30, 2022 and December 31, 2021, there was a balance outstanding of $0 and $32,382, respectively.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. LOAN PAYABLES, EMERGENCY INJURY DISASTER LOAN (EIDL)

	June 30, 2022	December 31, 2021

May 16, 2020 ($150,000) - Loan agreement with principal amount of $150,000 with an interest rate of 3.75% and maturity date on May 16, 2050	$150,000	$150,000
June 28, 2021 ($350,000) – Loan agreement with principal amount of $350,000 with an interest rate of 3.75% and maturity date on May 18, 2050	350,000	350,000

Total long-term loan payable, emergency injury disaster loan (EIDL)	500,000	500,000
Less - current portion	(10,760)	(7,957)

Total loan payable, emergency injury disaster loan (EIDL), less current portion	$489,240	$492,043

The following table provides future minimum payments:

For the years ended December 31,	Amount
2022 (remaining six months)	5,330
2023	10,964
2024	11,382
2025	11,816
2026	12,267
Thereafter	448,241

Total	$500,000

May 16, 2020 – $150,000

On May 16, 2020, the Company executed the standard loan documents required for securing a loan (the “EIDL Loan”) from the SBA under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the TNB’s business. As of June 30, 2022, the loan payable, Emergency Injury Disaster Loan noted above is not in default.

Pursuant to that certain Loan Authorization and Agreement (the “SBA Loan Agreement”), the Company borrowed an aggregate principal amount of the EIDL Loan of $150,000, with proceeds to be used for working capital purposes. Interest accrues at the rate of 3.75% per annum and will accrue only on funds actually advanced from the date of each advance. Installment payments, including principal and interest, are due monthly beginning May 16, 2021 (twelve months from the date of the SBA Loan) in the amount of $731. The balance of principal and interest is payable thirty years from the date of the SBA Loan.

In connection therewith, the Company executed (i) a loan for the benefit of the SBA (the “SBA Loan”), which contains customary events of default and (ii) a Security Agreement, granting the SBA a security interest in all tangible and intangible personal property of the Company, which also contains customary events of default (the “SBA Security Agreement”).

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. LOAN PAYABLES, EMERGENCY INJURY DISASTER LOAN (EIDL) (continued)

June 28, 2021 – $350,000

On June 28, 2021, the Company executed the standard loan documents required for securing a loan (the “EIDL Loan”) from the SBA under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the TNB’s business. As of June 30, 2022, the loan payable, Emergency Injury Disaster Loan noted above is not in default.

Pursuant to that certain Amended Loan Authorization and Agreement (the “SBA Loan Agreement”), the Company borrowed an aggregate principal amount of the EIDL Loan of $500,000, with proceeds to be used for working capital purposes. Interest accrues at the rate of 3.75% per annum and will accrue only on funds actually advanced from the date of each advance. Installment payments, including principal and interest, are due monthly beginning October 16, 2022   (thirty months from the original date of the SBA Loan) in the amount of $2,505. The balance of principal and interest is payable thirty years from the original date of the SBA Loan.

6. LOAN PAYABLE, PAYROLL PROTECTION LOAN PROGRAM (PPP)

	June 30, 2022	December 31, 2021

Loan payable, payroll protection program (PPP) – February 10, 2021	$167,138	$167,138

Total long-term loan payable, payroll protection program (PPP)	167,138	167,138
Less - current portion	(39,169)	(42,345)

Total loan payable, payroll protection program (PPP), less current portion	$127,969	$124,793

The Paycheck Protection Program Loan (the “PPP Loan”) is administered by the U.S. Small Business Administration (the “SBA”). The interest rate of the loan is 1.00% per annum and accrues on the unpaid principal balance computed on the basis of the actual number of days elapsed in a year of 360 days. Commencing seven months after the effective date of the PPP Loan, the Company is required to pay the Lender equal monthly payments of principal and interest as required to fully amortize any unforgiven principal balance of the loan by the two-year anniversary of the effective date of the PPP Loan (the “Maturity Date”). The PPP Loan contains customary events of default relating to, among other things, payment defaults, making materially false or misleading representations to the SBA or the Lender, or breaching the terms of the PPP Loan. The occurrence of an event of default may result in the repayment of all amounts outstanding under the PPP Loan, collection of all amounts owing from the Company, or filing suit and obtaining judgment against the Company. Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of the loan granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payment of payroll costs and any payments of mortgage interest, rent, and utilities. Recent modifications to the PPP by the U.S. Treasury and Congress have extended the time period for loan forgiveness beyond the original eight-week period, making it possible for the Company to apply for forgiveness of its PPP loan.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. EQUIPMENT LOAN PAYABLE

Equipment loan payable consist of the following:

	June 30, 2022	December 31, 2021

October 2017 - Loan agreement with principal amount of $82,011 with an interest rate of 6.40% and maturity date on October 1, 2022	$6,312	$15,989

Total long-term equipment loan payable	6,312	15,989
Less – current portion	(6,312)	(15,989)

Total long-term debt, net of current portion	$-	$-

For the year ended December 31,	Amount
2022 (remaining six months)	$6,312
Total long-term equipment loan payable	$6,312

October 2017 - $82,011 equipment loan payable

In October 2017, the Company entered into equipment finance loan agreement with US Bank Equipment Finance in the amount of $82,011 with an interest rate of 6.40% and maturity date on October 1, 2022, payable in 60 payments. All principal, together with interest cost is due and payable on October 1, 2022. As of June 30, 2022 and December 31, 2021, there was a balance outstanding of $6,312 and $15,989, respectively.

8. INCOME TAX

Total income tax (benefit) expense consists of the following:

For the Six-Month Periods Ended June 30,	2022	2021

Current provision (benefit):
Federal	$-	$-
State	-	-
Total current provision (benefit)	-	-

Deferred provision (benefit):
Federal	-	-
State	-	-
Total deferred provision (benefit)	-	-

Total tax provision (benefit)	$-	$-

A reconciliation of the Company’s effective tax rate to the statutory federal rate is as follows:

Description	Rate

Statutory federal rate	21.00%
State income taxes net of federal income tax benefit and others	8.84%
Permanent differences for tax purposes and others	0.00%
Change in valuation allowance	-29.84%

Effective tax rate	0%

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8. INCOME TAX (continued)

The income tax benefit differs from the amount computed by applying the U.S. federal statutory tax rate of 21% and California state income taxes of 8.84% due to the change in the valuation allowance.

Deferred income taxes reflect the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred tax assets and liabilities are as follows:

Deferred tax assets	June 30, 2022	December 31, 2021

Deferred tax assets:
Net operating loss	$2,961,949	$2,513,674
Other temporary differences	-	-

Total deferred tax assets	2,961,949	2,513,674
Less - valuation allowance	(2,961,949)	(2,513,674)

Total deferred tax assets, net of valuation allowance	$-	$-

As of December 31, 2021, the Company had available net operating loss carryovers of approximately $8,423,841. Per the Tax Cuts and Jobs Act (TCJA) implemented in 2018, the two-year carryback provision was removed and now allows for an indefinite carryforward period. The carryforwards are limited to 80% of each subsequent year’s net income. As a result, net operating loss may be applied against future taxable income and expires at various dates subject to certain limitations. The Company has a deferred tax asset arising substantially from the benefits of such net operating loss deduction and has recorded a valuation allowance for the full amount of this deferred tax asset since it is more likely than not that some or all of the deferred tax asset may not be realized.

The Company files income tax returns in the U.S. federal jurisdiction and California and is subject to income tax examinations by federal tax authorities for tax year ended 2017 and later and subject to California authorities for tax year ended 2016 and later. The Company currently is not under examination by any tax authority. The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of June 30, 2022 and December 31, 2021, the Company has no accrued interest or penalties related to uncertain tax positions.

As of June 30, 2022, the Company had cumulative net operating loss carryforwards for federal tax purposes of approximately $9,926,101. In addition, the Company had state tax net operating loss carryforwards of approximately $9,926,101. The carryforwards may be applied against future taxable income and expires at various dates subject to certain limitations.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company entered into the following operating facility leases

●	La Floresta - On July 25, 2016, the Company entered into an operating facility lease for its store located at La Floresta Shopping Village in Brea, California with 60 months term with option to extend. The lease started on July 2016 and expires on November 2024.

●	La Crescenta - On May 2017, the Company entered into an operating facility lease for its store located in La Crescenta, California with 120 months term with option to extend. The lease started on May 2017 and expires in May 2027. The Company entered into non-cancellable lease agreement for a coffee shop approximately 1,607 square feet located in La Crescenta, California commencing in May 2017 and expiring in April 2027. The monthly lease payment under the lease agreement approximately $6,026.

●	Brea - On September 1, 2018, the Company entered into an operating facility lease for its corporate office located in Brea, California with 72 months term with option to extend. The lease starts on September 2018 and expires on August 2024.

●	Glendale – On October 27, 2020, The Company entered a 7-year operating facility lease for its store located at the Glendale Galleria in Glendale, California. The lease starts on November 2020 and expires in October 2027.

●	San Francisco - On December 22, 2020, the Company entered into an operating facility lease for its store located at Stonestown Galleria in San Francisco, California with 84 months term with option to extend. The lease starts in June 2021 and expires in April 2028.

●

Santa Anita - On December 22, 2020, the Company entered into an operating facility lease for its store located at Arcadia, California with 36 months term with option to extend. The lease starts in February 2021 and expires in January 2024.

●	Riverside - On February 4, 2021, the Company entered into an operating facility lease for its store located at Galleria at Tyler in Riverside, California with 84 months term with option to extend. The lease starts in April 2021 and expires in March 2028.

●	Corona Del Mar - On February 5, 2021, the Company repurchased its retail store in Corona Del Mar, California. As part of that repurchase, the Company assumed the original operating lease on the facility, with 66 months term with an option to extend. The lease expires in December 2022.

●	Laguna Woods - On February 12, 2021, the Company entered into an operating facility lease for its store located at Home Depot Center in Laguna Woods, California with 60 months term with option to extend. The lease starts in June 2021 and expires in May 2026.

●	Huntington Beach - On November 1 2021, the Company entered into an operating facility lease for its store located at Huntington Beach, California with 124 months term with option to extend. The lease starts in November 2021 and expires in February 2032.

●	Manhattan Village - On March 1 2022, the Company entered into an operating facility lease for its store located at Manhattan Beach, California with 60 months term with option to extend. The lease starts in March 2022 and expires in February 2027.

The Company adopted ASC 842 as of January 2018 (date of formation). The Company has operating leases for the Company’s corporate office and stores and accounts for these leases in accordance with ASC 842, which resulted in the recognition of ROU assets and operating lease liabilities of $2,937,437 and $3,082,771, respectively, as of June 30, 2022. Certain of the leases for the Company’s retail store facilities provide for variable payments for property taxes, insurance and common area maintenance payments related to rental payments based on future sales volumes at the leased location, which are not measurable at the inception of the lease, or rental payments that are adjusted periodically for inflation.

For the new lease and adjustments, the Company recorded an additional non-cash increase of $470,564 to ROU assets and $492,650 to operational lease liabilities for the six-month period ended June 30, 2022.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9. COMMITMENTS AND CONTINGENCIES (continued)

In accordance with ASC 842, the components of lease expense were as follows:

Six-month period ended June 30,	2022	2021
Operating lease expense	$452,155	$279,888
Total lease expense	$452,155	$279,888

In accordance with ASC 842, other information related to leases was as follows:

Six-month period ended June 30,	2022	2021
Operating cash flows from operating leases	$435,635	$224,988
Cash paid for amounts included in the measurement of lease liabilities	$435,635	$224,988

Weighted-average remaining lease term—operating leases		4.1 Years
Weighted-average discount rate—operating leases		8.9%

In accordance with ASC 842, maturities of operating lease liabilities as of June 30, 2022 were as follows:

Operating
For the years ended December 31,	Lease
2022 (remaining six months)	$467,758
2023	864,887
2024	785,267
2025	642,387
2026	574,150
Thereafter	456,435
Total undiscounted cash flows	$3,790,884

Reconciliation of lease liabilities:
Weighted-average remaining lease terms	4.1 Years
Weighted-average discount rate	8.9%
Present values	$3,082,771

Lease liabilities—current	655,603
Lease liabilities—long-term	2,427,168
Lease liabilities—total	$3,082,771

Difference between undiscounted and discounted cash flows	$708,113

Contingencies

The Company is subject to various legal proceedings from time to time as part of its business. As of June 30, 2022, the Company was not currently party to any legal proceedings or threatened legal proceedings, the adverse outcome of which, individually or in the aggregate, it believes would have a material adverse effect on its business, financial condition, and results of operations.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10. SHAREHOLDERS’ EQUITY

Common Stock

The Company has authorization to issue and have outstanding at any one time 40,000,000 share of common stock with a par value of $0.0001 per share. The shareholders of common stock shall be entitled to one vote per share and dividends declared by the Company’s Board of Directors.

In June 2022, the Company approved (a) the conversion of all Class B Common Stock into Class A Common Stock, (b) a 1 for 100 reverse split, and (c) an amendment to Articles of Incorporation to eliminate Class B and to change “Class A” to simply “common stock”. All share and earnings per share information have been retroactively adjusted to reflect the stock split and the incremental par value of the newly issued shares was recorded with the offset to additional paid-in capital.

Preferred Stock

The Company has authorization to issue and have outstanding at any one time 1,000,000 share of preferred stock with a par value of $0.0001 per share, in one or more classes or series within a class as may be determined by our board of directors, who establish, from time to time, the number of shares to be included in each class or series, fix the designation, powers, preferences and rights of the shares of each such class or series and any qualifications, limitations or restrictions thereof. Any preferred stock so issued is senior to other existing classes of common stock with respect to the payment of dividends or amounts upon liquidation or dissolution. As of June 30, 2022 and December 31, 2021, no shares of our preferred stock had been designated any rights and we had no shares of preferred stock issued and outstanding.

Subscription of Common Stock Receivables

The Company issued 1,569,768 shares of common stock to several individuals in March 2020 and in December 2020 for total proceeds of $1,350,000, of which $553,500 was received in January, February, and June 2021.

Issuance of Common Stock in Settlement of Antidilution Provisions

In May 2018, the Company had entered into a share exchange agreement wherein Capax, Inc., the predecessor entity of Reborn Coffee, Inc. (“Capax”) effectively merged with Reborn Global Holdings, Inc. to form the Company. In this share exchange agreement, the preexisting shareholder of Capax were provided covenants that for a period of one year following the date upon which the Company is approved for quotation or trading on a public exchange (“IPO”), the percentage of ownership of the prior shareholders of Capax would not be less than the 5% of the total number of shares of voting common stock outstanding of the Company that they owned following the share exchange. In the event the ownership of the pre-merger shareholders of Capax fell below 5%, the Company was obligated to issue that number of shares of common stock to those shareholders which would increase the ownership of all of the Pre-Merger Shareholders to five percent (5%) of the total outstanding voting common shares of the Company. During the year ended December 31, 2021, the Company issued 325,495 shares of common stock under these provisions.

On January 25, 2022, the Company modified this agreement with the preexisting shareholders to effectively end the antidilution protection at the time of a successful IPO, eliminating the one-year period following an IPO as provided under the original agreement. The shareholders would be entitled to additional protection through the IPO date should the Company issue any additional shares between December 31, 2021 and the IPO date. The Company has not issued any additional shares subsequent to December 31, 2021.

Dividend policy

Dividends are paid at the discretion of the Board of Directors. There were no dividends declared for the six-month periods ended June 30, 2022 and 2021.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11. EARNINGS PER SHARE

The Company calculates earnings per share in accordance with FASB ASC 260, Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of shares outstanding during the fiscal year. Potentially dilutive common shares consist of stock options outstanding (using the treasury method).

The following table sets forth the computation of basic and diluted net income per common share:

	Six-Month Period		Three-Month Period
	Ended June 30,		Ended June 30,
	2022	2021	2022	2021
Net Loss	$(1,502,260)	$(635,163)	$(937,148)	$(307,684)
Weighted Average Shares of Common Stock Outstanding
Basic	11,642,550	10,282,669	11,667,545	10,380,944
Diluted	11,642,550	10,282,669	11,667,545	10,380,944

Earnings Per Share - Basic
Net Loss Per Share	(0.13)	(0.06)	(0.08)	(0.03)

Earnings Per Share - Diluted
Net Loss Per Share	(0.13)	(0.06)	(0.08)	(0.03)

12. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after June 30, 2022 up through the date the unaudited condensed consolidated financial statements were available to be issued. During this period, the Company did not have any material recognizable subsequent events required to be disclosed as of and for the six-month period ended June 30, 2022, except for the following:

Initial Public Offering

In August 2022, the Company consummated its initial public offering (the “IPO”) of 1,440,000 shares of its common stock at a public offering price of $5.00 per share, generating gross proceeds of $7,200,000. Net proceeds from the IPO was approximately $6.2 million after deducting underwriting discounts and commissions and other offering expenses of approximately $998,000.

The Company had granted the underwriters a 45-day option to purchase up to 216,000 additional shares (equal to 15% of the shares of common stock sold in the offering) to cover over-allotments. In addition, the Company had agreed to issue to the representative of the several underwriters warrants to purchase the number of shares of common stock in the aggregate equal to five percent (5%) of the shares of common stock to be issued and sold in the IPO. The warrants are exercisable for a price per share equal to 125% of the public offering price. No over-allotment option or representative’s warrants have been exercised.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Prospectus on Form S-1. As discussed in the section titled “Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” in our Prospectus filed on Form S-1 (File No: 333-261937).

Business

Reborn Coffee is focused on serving high quality, specialty-roasted coffee at retail locations, kiosks and cafes. We are an innovative company that strives for constant improvement in the coffee experience through exploration of new technology and premier service, guided by traditional brewing techniques. We believe Reborn differentiates itself from other coffee roasters through its innovative techniques, including sourcing, washing, roasting, and brewing our coffee beans with a balance of precision and craft.

Founded in 2015 by Jay Kim, our Chief Executive Officer, Mr. Kim and his team launched Reborn Coffee with the vision of using the finest pure ingredients and pristine water. We currently serve customers through our retail store locations in California: Brea, La Crescenta, Glendale, Corona Del Mar, Arcadia, Laguna Woods, Riverside, San Francisco and Manhattan Beach, with four other locations in development. Additionally, we expect to begin franchising in 2022 and expect to continue to develop additional retail locations as we expand outside of California. We estimate that the average development cost of a company-owned retail location is approximately $150,000. Therefore, taking into account the proceeds from this offering and within a year from its completion, we expect to open up to 20 company-owned retail locations (using approximately $3,000,000 of the proceeds of this offering) and 20 franchise locations (all costs and expenses associated with a franchise store location development are borne by the franchisees). We acknowledge that we have not yet signed any franchise agreements and that such number of franchise locations is purely speculative. Reborn Coffee continues to elevate the high-end coffee experience and we received 1st place traditional still in “America’s Best Cold Brew” competition by Coffee Fest in 2017 in Portland and 2018 in Los Angeles.

The Experience, Reborn

As leading pioneers of the emerging “Fourth Wave” movement, Reborn Coffee is redefining specialty coffee as an experience that demands much more than premium quality. We consider ourselves leaders of the “fourth wave” coffee movement because we are constantly developing our bean processing methods, researching design concepts, and reinventing new ways of drinking coffee. For instance, the current transition from the K-Cup trend to the pour over drip concept allowed us to reinvent the way people consume coffee, by merging convenience and quality. We took the pour over drip concept and made it available and affordable to the public through our Reborn Coffee Pour Over packs. Our Pour Over Packs allow our consumers to consume our specialty coffee outdoors and on-the-go.

Our success in innovating within the “fourth wave” coffee movement is measured by our success in B2B sales with our introduction of Reborn Coffee Pour Over Packs to hotels. With the introduction of our Pour Over Packs to major hotels (including one hotel company with 7 locations), our B2B sales increased as these companies recognized the convenience and functionality our Pour Over Packs serve to their customers.

Reborn Coffee’s continuous Research and Development is essential to developing new parameters in the production of new blends. Our 1st place position in “America’s Best Cold Brew” competition by Coffee Fest in 2017 in Portland and 2018 in Los Angeles is a testament to the way we believe we lead the “fourth wave” movement by example.

Centered around its core values of service, trust, and well-being, Reborn Coffee delivers an appreciation of coffee as both a science and an art. Developing innovative processes such as washing green coffee beans with magnetized water, we challenge traditional preparation methods by focusing on the relationship between water chemistry, health, and flavor profile. Leading research studies, testing brewing equipment, and refining roasting/brewing methods to a specific, Reborn Coffee proactively distinguishes exceptional quality from good quality by starting at the foundation and paying attention to the details. Our mission places an equal emphasis on humanizing the coffee experience, delivering a fresh take on “farm-to-table” by sourcing internationally. In this way, Reborn Coffee creates opportunities to develop transparency by paying homage to origin stories and spark new conversations by building cross-cultural communities united by a passion for the finest coffee.

Through a broad product offering, Reborn Coffee provides customers with a wide variety of beverages and coffee options. As a result, we believe we can capture share of any experience where customers seek to consume great beverages whether in our inviting store atmospheres which are designed for comfort, or on the go through our pour over packs, or at home with our whole bean ground coffee bags. We believe that the retail coffee market in the US is large and growing. According to IBIS, in 2021, the retail market for coffee in the United States is expected to be $46.2 billion. This is expected to grow due to a shift in consumer preferences to premium coffee, including specialized blends, espresso-based beverages, and cold brew options. Reborn aims to capture a growing portion of the market as we expand and increase consumer awareness of our brand.

Plan of Operation

We have a production and distribution center at our headquarters that we use to process and roast coffee for wholesale and retail distribution.

Currently, we have the following nine retail coffee locations, and four locations in development (i.e., Cabazon, Huntington Beach, Irvine and Mission Viejo, California):

●	La Floresta Shopping Village in Brea, California;

●	La Crescenta, California;

●	Glendale Galleria in Glendale, California;

●	Galleria at Tyler in Riverside, California;

●	Home Depot Center in Laguna Woods, California;

●	Stonestown Galleria in San Francisco, California (opened in first quarter of 2022);

●	Corona Del Mar, California;

●	Santa Anita Westfield Mall in Arcadia, California; and

●	Manhattan Village at Manhattan Beach, California.

Impact of COVID-19

The COVID-19 pandemic and resulting disruptions including, without limitation, governmental lockdown mandates and restrictions, made 2020 a challenging year for businesses, particularly in the foodservice and restaurant industries. Reborn Coffee took immediate action to protect the health and safety of our employees and customers including the implementation of all operating protocols dictated by state and local guidelines and instituting strict health and safety practices. Fortunately, we did not experience any significant disruptions in our supply chain operations.

Despite efforts to ensure a safe consumer experience, we did experience repressed customer flow through periods when malls and shopping centers were restricted or closed entirely due to governmental lockdown mandates and restrictions. Our current retail locations are within popular shopping areas with anticipated regular customer traffic. Such closures or limitations and restrictions were at times mandated the government, and at other times due to natural customer uncertainties regarding the status of COVID-19. Such restrictions and uncertainties not only impacted anticipated revenues from current locations, but added additional risk to us related to the opening of new locations. Thus, the uncertainty regarding the scope and longevity of such restrictions modified our plans as to how quickly we could enact our expansion plans.

More specifically, COVID-19 has challenged our performance at our kiosk locations, though our cafe locations have improved in performance. Shopping mall restrictions and mandates during the pandemic made it difficult for our kiosks to operate at maximum performance, as indoor restrictions of shopping malls affected the way we had to operate business. For instance, we had to offer only to-go/pickup operations to operate while meeting regulations. We have learned how to move forward aggressively despite such regulations and mandates, doing what we can to serve the coffee we are so proud to serve, whether this means offering to-go orders only or working with delivery services.

In May 2020, the Company availed itself of a loan under the Paycheck Protection Program (PPP) administered by the U.S. Small Business Administration (SBA) in the amount of $115,000, and $500,000 under the SBA’s Economic Injury Disaster Loan assistance program, all of which is currently outstanding as of December 31, 2021, provided however that repayment was deferred to commence in May 2022. In February 2021, the Company secured a second PPP loan under this program in the amount of approximately $167,000. The Company was granted forgiveness for the initial PPP Loan prior to December 31, 2021 and expects to be granted forgiveness on the remainder subsequently.

In January 2022 we announced a price increase of our whole roasted beans by 15% on our website which we attribute to increases due to inflation in the cost of raw green coffee beans, the cost of shipping and supplies, and nationwide increases in labor costs-- factors that may or may not be attributable to the pandemic and/or the governmental policies and mandates that were implemented during and in the wake of COVID-19. As of the date hereof and in January 2022 at the time of our price increase, inflation has not had a material effect on our results of operations since we have been able to offset such increased costs by increasing the price of our whole roasted beans by 15% in January 2022, through increased sales and growth in opening 2 new company-owned retail locations, better lease terms on such new company-owned retail locations, more efficient purchasing practices (e.g., volume purchase discounts), productivity improvements and greater economies of scale. Severe increases in inflation, however, could affect the global and U.S. economies and could have a materially adverse impact on our business, financial condition or results of operations.

We do not expect COVID-19 to affect our future operating results significantly, as we are confident that coffee is an essential product that people rely on and will always drink. We intend to meet all governmental business operation regulations and improve sales by whatever means necessary, utilizing resources such as food delivery services and to-go/pickup orders. However, the impact of COVID-19 continues to evolve, and we cannot easily predict the future potential impacts of the pandemic on our business or operations or on the United States or global economy in general. This may include any recurrence of the disease, actions taken in response to the evolving pandemic, any ongoing effects on consumer demand and spending patterns or other impacts of the pandemic. Whether these or other currently unanticipated consequences of the pandemic are reasonably likely to materially affect our results of operations, cash flows or financial condition is yet to be determined. For additional details regarding the impact of COVID-19 on our business, see “Risk Factors-Risks Related to Our Business-Pandemics or disease outbreaks such as the COVID-19 have had, and may continue to have, an effect on our business and results of operations.”

Components of Our Results of Operations

Revenue

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. The Company’s net revenue primarily consists of revenues from its retail locations and wholesale and online store. Accordingly, the Company recognizes revenue as follows:

●	Retail Store Revenue

Retail store revenues are recognized when payment is tendered at the point of sale. Retail store revenues are reported net of sales, use or other transaction taxes that are collected from customers and remitted to taxing authorities. Sales taxes that are payable are recorded as accrued as other current liabilities. Retail store revenue makes up approximately 97% of the Company’s total revenue.

●	Wholesale and Online Revenue

Wholesale and online revenues are recognized when the products are delivered, and title passes to customers or to the wholesale distributors. When customers pick up products at the Company’s warehouse, or distributed to the wholesale distributors, the title passes, and revenue is recognized. Wholesale revenues make up approximately 3% of the Company’s total revenue.

●	Royalties and Other Fees

Franchise revenues consist of royalty fee and other franchise fees. Royalty fee is based on a percentage of franchisee’s weekly gross sales revenue at 5%. The Company recognizes the fee as the underlying sales occur. The Company recorded revenue from royalty of $0 for the three and six month periods ended June 30, 2022 and 2021. Other fees are earned as incurred and the Company did not have any other fee revenue for the three and six month periods ended June 30, 2022 and 2021.

Cost of Sales

Cost of sales includes costs associated with generating revenue within our company-owned retail locations, and franchising operations (of which, as of the date of this prospectus, we had none).

Shipping and Handling Costs

The Company incurred freight out cost and is included in the Company’s cost of sale.

General and Administrative Expense

General and administrative expense includes store-related expense as well as the Company’s corporate headquarters’ expenses.

Advertising Expense

Advertising expense are expensed as incurred. Advertising expenses amounted to $20,513 and $50,160 for the six month periods ended June 30, 2022 and 2021, respectively, and is recorded under general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

Pre-opening Costs

Pre-opening costs for new stores, which are not material, consist primarily of payroll and recruiting expense, training, marketing, rent, travel, and supplies, and are expensed as incurred depreciated over the shorter of the useful life of the improvement or the lease term, including renewal periods that are reasonably assured.

Results of Operations

Three and six months ended June 30, 2022 Compared to three and six months ended June 30, 2021

The following table presents selected comparative results of operations from our unaudited financial statements for the three and six months ended June 30, 2022 compared to three and six months ended June 30, 2021. Our financial results for these periods are not necessarily indicative of the financial results that we will achieve in future periods. Certain totals for the table below may not sum to 100% due to rounding.

	Six Months Ended June 30,		Increase / (Decrease)
	2022	2021	Dollars	Percentage
Net revenues:
Stores	$1,511,952	$851,785	$660,167	77.5%
Wholesale and online	29,674	28,336	1,338	4.7%
Total net revenues	1,541,626	880,121	661,505	75.2%
Operating costs and expenses:
Product, food and drink costs—stores	563,906	270,148	293,758	108.7%
Cost of sales—wholesale and online	12,997	12,412	585	4.7%
General and administrative	2,468,447	1,226,951	1,241,496	101.2%
Loss from operations	(1,503,724)	(629,390)	(874,334)	138.9%
Other income	16,440	-	16,440	N/A %
Interest expense	(14,976)	(5,773)	(9,203)	159.4%
Loss before income taxes	(1,502,260)	(635,163)	(867,097)	136.5%
Provision for income taxes	-	-	-	0.0%
Net loss	$(1,502,260)	$(635,163)	$(867,097)	136.5%

	Three Months Ended June 30,		Increase / (Decrease)
	2022	2021	Dollars	Percentage
Net revenues:
Stores	$775,956	$475,824	$300,132	63.1%
Wholesale and online	12,520	15,368	(2,848)	-18.5%
Total net revenues	788,476	491,192	297,284	60.5%
Operating costs and expenses:
Product, food and drink costs—stores	278,952	135,452	143,500	105.9%
Cost of sales—wholesale and online	5,484	6,732	(1,248)	-18.5%
General and administrative	1,432,432	656,310	776,122	118.3%
Loss from operations	(928,392)	(307,302)	(621,090)	202.1%
Other income	1,440	-	1,440	N/A %
Interest expense	(10,196)	(382)	(9,814)	2569.1%
Loss before income taxes	(937,148)	(307,684)	(629,464)	204.6%
Provision for income taxes	-	-	-	0.0%
Net loss	$(937,148)	$(307,684)	$(629,464)	204.6%

	Six months ended June 30,		Three months ended June 30,
	2022	2021	2022	2021

Net revenues:
Stores	98.1%	96.8%	98.4%	96.9%
Wholesale and online	1.9%	3.2%	1.6%	3.1%
Total net revenues	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Product, food and drink costs—stores	36.6%	30.7%	35.4%	27.6%
Cost of sales—wholesale and online	0.8%	1.4%	0.7%	1.4%
General and administrative	160.1%	139.4%	181.7%	133.6%
Loss from operations	-97.5%	-71.5%	-117.7%	-62.6%
Other income	1.1%	0.0%	0.2%	0.0%
Interest expense	-1.0%	-0.7%	-1.3%	-0.1%
Loss before income taxes	-97.4%	-72.2%	-118.9%	-62.6%
Provision for income taxes	0.0%	0.0%	0.0%	0.0%
Net loss	-97.4%	-72.2%	-118.9%	-62.6%

Revenues. Revenues were approximately $1.5 million for the six-month period ended June 30, 2022, compared to $880,000 for the comparable period in 2021, representing an increase of $661,000, or 75.2%. Revenues were approximately $788,000 million for the three-month period ended June 30, 2022, compared to $491,000 for the comparable period in 2021, representing an increase of $297,000, or 60.5%. The increase in sales for the periods was primarily driven by the opening of the Corona Del Mar, Laguna Woods and Santa Anita locations during 2021, and to the continued focus on marketing efforts to grow brand recognition.

Product, food and drink costs. Product, food and drink costs were approximately $564,000 for the six-month period ended June 30, 2022 compared to $270,000 for the comparable period in 2021, representing an increase of approximately $294,000, or 108.7%, and were approximately $279,000 for the three-month period ended June 30, 2022 compared to $135,000 for the comparable period in the prior year, representing an increase of $144,000 of 105.9%. The increase in costs for the periods was partially driven by the opening of new locations and the overall increase in sales for the period. As a percentage of revenues, product, food and drink costs increased to 36.6% in the six-month period ended June 30, 2022 compared to 30.7% in the comparable period in 2021 and increased to 35.4% in the three-month period ended June 30, 2022 compared to 27.6% in the comparable period in 2021. The increase in costs as a percentage of sales was primarily driven by general inflationary pressures and the seasonal fluctuations in cost of ingredients. We monitor these fluctuations in product costs to analyze whether they are considered to be representative of general economic conditions, such as inflation, or to be related to commodity specific changes. For example, green bean suppliers raised pricing by 15 to 20% throughout 2021, higher than the overall rate of inflation, however it has been more stable recently and even decreasing slightly in the second quarter of 2022.

General and administrative expenses. General and administrative expenses were approximately $2.5 million for the six-month period ended June 30, 2022 compared to $1.2 million for the comparable period in the prior year, representing an increase of approximately $1.2 million, or 101.2%, and were approximately $1.4 million for the three-month period ended June 30, 2022 compared to $656,000 for the comparable period in 2021, representing an increase of approximately $775,000, or 118.3%. This increase in general and administrative expenses was primarily due to the hiring of additional administrative employees, increases in professional services and corporate-level costs to support growth plans, the opening of new restaurants, as well as costs associated with outside administrative, legal and professional fees and other general corporate expenses associated with preparing to become a public company. As a percentage of sales, general and administrative expenses increased to 160.1% in the six-month period ended June 30, 2022 from 139.4% in the comparable period of 2021, and increased to 181.7% for the three-month period ended June 30, 2022 from 133.6% in the comparable period in 2021, primarily due to the increased administrative expenditures for the reasons mentioned above.

Liquidity and Capital Resources

	Six Months Ended June 30,
	2022	2021
Statement of Cash Flow Data:
Net cash used in operating activities	(1,199,979)	(538,352)
Net cash used in investing activities	(168,397)	(317,152)
Net cash provided by financing activities	613,149	866,579

Cash Flows Provided by Operating Activities

Net cash used in operating activities during the six-month period ended June 30, 2022 was $1.2 million, which resulted from net loss of $1.5 million, non-cash charges of $225,000 for stock compensation and $98,000 for depreciation and net cash outflows of $43,000 from changes in operating assets and liabilities. The net cash outflows from changes in operating assets and liabilities were primarily the result of increases in inventory of $14,000 and prepaid and other assets of $28,000 and a decrease in accounts payable of $46,000, partially offset by increase of $47,000 in accrued liabilities. The increase in accrued liabilities was primarily due to the timing of cash payments for sales tax and payroll.

Net cash used in operating activities during the six-month period ended June 30, 2021 was $538,000, which resulted from net loss of $635,000, non-cash charges of $82,000 for depreciation, and net cash outflows of $6,000 from changes in operating assets and liabilities. The net cash outflows from changes in operating assets and liabilities were primarily the result of increases in inventories of $7,000 and prepaids and other assets of $65,000, partially offset by increases of $50,000 in accounts payable and $17,000 in accrued liabilities.

Cash Flows Used in Investing Activities

Net cash used in investing activities during the six-month periods ended June 30, 2022 and 2021 was $168,000 and $317,000, respectively, These expenditures in each period are primarily related to purchases of property and equipment in connection with current and future location openings and maintaining our existing locations.

Cash Flows Provided by (Used in) Financing Activities

Net cash provided by financing activities during the six-month period ended June 30, 2022 was $613,000, primarily due to $595,000 of borrowings under a line of credit, and $150,000 of loans from shareholders. This was partially offset by $131,000 of repayments of borrowings.

Net cash provided by financing activities during the six-month period ended June 30, 2021 was $867,000, primarily due to approximately $533,000 cash received through borrowings and $553,000 of proceeds from issuance of common stock, offset by approximately $220,000 of repayments of borrowings.

As of June 30, 2022, the Company had total assets of $4,593,013. Our cash balance as of June 30, 2022 was approximately $150,000. From inception (of Reborn Global in November 2014) to June 30, 2022, we have not had any positive operating cash flow.

Credit Facilities

Loan with Fora Financial

In October 2019, the Company entered into a loan agreement with Fora Financial in the principal amount of $138,600 and remaining principal amount of $48,510. The loan payable has a maturity date on October 11, 2019. The loan was due on demand. As of June 30, 2022 and December 31, 2021, there was a balance outstanding of $0.

Loans with Square Capital

Between April and August 2021, the Company entered into loan agreements with Square Capital in the aggregate principal amount of approximately $268,000 with loan costs of $34,840. The loans have maturity dates ranging from September 2022 to February 2023. As of June 20, 2022 and December 31, 2021, there was a balance outstanding of approximately $0 and $122,000, respectively.

Economic Injury Disaster Loan

On May 16, 2020, the Company executed the standard loan documents required for securing a loan (the “EIDL Loan”) from the SBA under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the Company’s business. As of June 30, 2022, the loan payable, Emergency Injury Disaster Loan noted above is not in default.

Pursuant to that certain Loan Authorization and Agreement (the “SBA Loan Agreement”), the Company borrowed an aggregate principal amount of the EIDL Loan of $500,000, with proceeds to be used for working capital purposes. Interest accrues at the rate of 3.75% per annum and will accrue only on funds actually advanced from the date of each advance. Installment payments, including principal and interest, are due monthly beginning May 16, 2021 (twelve months from the date of the SBA Loan) in the amount of $731. The balance of principal and interest is payable thirty years from the date of the SBA Loan. In connection therewith, the Company also received a $10,000 grant, which does not have to be repaid. During the year ended December 31, 2020, $10,000 was recorded in Economy injury disaster loan (EIDL) grant income in the Statements of Operations. The schedule of payments on this loan was later deferred to commence 24 months from the date of loan, and therefore, the full amount of the loan is outstanding as of June 30, 2022 and payments shall commence starting in May 2022.

In connection therewith, the Company executed (i) a loan for the benefit of the SBA (the “SBA Loan”), which contains customary events of default and (ii) a Security Agreement, granting the SBA a security interest in all tangible and intangible personal property of the Company, which also contains customary events of default (the “SBA Security Agreement”).

Paycheck Protection Program Loan

In May 2020, the Company secured a loan under the Paycheck Protection Program administered by the U.S. Small Business Administration (the “SBA”) in the amount of $115,000. In February 2021, the Company secured a second loan under this program in the amount of approximately $167,000. The interest rate of the loan is 1.00% per annum and accrues on the unpaid principal balance computed on the basis of the actual number of days elapsed in a year of 360 days. Commencing seven months after the effective date of each PPP Loan, the Company is required to pay the Lender equal monthly payments of principal and interest as required to fully amortize any unforgiven principal balance of the loan by the two-year anniversary of the effective date of the loan. The PPP Loan contains customary events of default relating to, among other things, payment defaults, making materially false or misleading representations to the SBA or the Lender, or breaching the terms of the PPP Loan. The occurrence of an event of default may result in the repayment of all amounts outstanding under the PPP Loan, collection of all amounts owing from the Company, or filing suit and obtaining judgment against the Company. Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of the loan granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payment of payroll costs and any payments of mortgage interest, rent, and utilities. Recent modifications to the PPP by the U.S. Treasury and Congress have extended the time period for loan forgiveness beyond the original eight-week period, making it possible for the Company to apply for forgiveness of its PPP loan. The Company was granted forgiveness for the initial PPP Loan prior to December 31, 2021 and expects to be granted forgiveness on the remainder subsequently.

Line of Credit Facility

During the second quarter of 2022, the Company entered into a line of credit agreement with a financial institution that provides a maximum borrowing limit of $2,000,000 with interest at 5% per annum. This line of credit facility matures on December 31, 2022. Total balance as of June 30, 2022 was $594,529.

Leases

Operating Leases

We currently lease all company-owned retail locations. Operating leases typically contain escalating rentals over the lease term, as well as optional renewal periods. Rent expense for operating leases is recorded on a straight-line basis over the lease term and begins when Reborn has the right to use the property. The difference between rent expense and cash payment is recorded as deferred rent on the accompanying consolidated balance sheets. Pre-opening rent is included in selling, general and administrative expenses on the accompanying consolidated statements of income. Tenant incentives used to fund leasehold improvements are recorded in deferred rent and amortized as reductions to rent expense over the term of the lease.

Income Taxes

Reborn files income tax returns in the U.S. federal and California state jurisdictions.

Upon the closing of this offering, we will be taxed at the prevailing U.S. corporate tax rates. We will be treated as a U.S. corporation and a regarded entity for U.S. federal, state and local income taxes. Accordingly, a provision will be recorded for the anticipated tax consequences of our reported results of operations for U.S. federal, state and foreign income taxes.

JOBS Act Accounting Election

We are an “emerging growth company,” as defined in the JOBS Act, and may take advantage of certain exemptions from various public company reporting requirements for up to five years or until we are no longer an emerging growth company, whichever is earlier. The JOBS Act provides that an “emerging growth company” can delay adopting new or revised accounting standards until those standards apply to private companies. We have elected to use this extended transition period under the JOBS Act. Accordingly, our financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that we are required to disclose pursuant to these regulations. In the ordinary course of business, we enter into operating lease commitments, purchase commitments and other contractual obligations. These transactions are recognized in our financial statements in accordance with GAAP.

Critical Accounting Policies

The preparation of financial statements requires management to utilize estimates and make judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. These estimates are based on historical experience and on various other assumptions that management believes to be reasonable under the circumstances. The estimates are evaluated by management on an ongoing basis, and the results of these evaluations form a basis for making decisions about the carrying value of assets and liabilities that are not readily apparent from other sources. Although actual results may differ from these estimates under different assumptions or conditions, management believes that the estimates used in the preparation of our financial statements are reasonable. The critical accounting policies affecting our financial reporting are summarized in Note 2 to the financial statements included elsewhere in this prospectus.

Recent Accounting Pronouncements

We have determined that all other issued, but not yet effective accounting pronouncements are inapplicable or insignificant to us and once adopted are not expected to have a material impact on our financial position.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by 17 C.F.R. 229 (10)(f)(i) and are not required to provide information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), as of June 30, 2022. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2022, our disclosure controls and procedures were ineffective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified by Securities and Exchange Commission (“SEC”) rules and forms and (b) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding any required disclosure.

Changes in Internal Control Over Financial Reporting

During the period ended June 30, 2022, our management has evaluated the internal control over financial reporting pursuant to Rules 13a-15(d) or 15d-15(d) under the Exchange Act. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our internal controls over financial reporting were ineffective as of June 30, 2022. Management of the Company believes that the ineffectiveness of internal controls was due to the lack of accounting and financial team.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

In the future, the Company may be subject to various legal proceedings from time to time as part of its business. We are currently not involved in litigation that we believe will have a materially adverse effect on our financial condition or results of operations. As of June 30, 2022, there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self- regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries threatened against or affecting our company, our common stock, any of our subsidiaries or of our company’s or our company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision is expected to have a material adverse effect.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We have not made any sales of unregistered equity securities during the quarterly period ended June 30, 2022.

In August 2022, the Company consummated its initial public offering (the “IPO”) of 1,440,000 shares of its common stock at a public offering price of $5.00 per share, generating gross proceeds of $7,200,000 pursuant to our Registration Statement on Form S-1 (as amended) (File No. 333-261937), which was declared effective by the SEC on August 11, 2022. . EF Hutton, division of Benchmark Investments, LLC, acted as the representative of the underwriters of the IPO. After deducting underwriting discounts and commissions and other offering expenses payable by us, we received approximately $6.2 million in net proceeds from our initial public offering.

There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus, dated August 11, 2022, which was filed with the SEC on August 16, 2021 pursuant to Rule 424(b) under the Securities Act. The primary use of the net proceeds from our initial public offering continues to be, as follows: (i) approximately $8.0 million for the acquisition of property and the development of a manufacturing plant to build, design and manufacture our new line of electric boats; (ii) approximately $2.0 million for ramp up of production and inventory; (iii) approximately $2.6 million for working capital.

No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries. Pending the uses described, we have invested the net proceeds in our operating cash account.

Item 6. Exhibits.

The following exhibits are included herein or incorporated herein by reference:

3.1	Certificate of Incorporation (Delaware), dated July 27, 2022 (incorporated by reference to Exhibit 3.1 to Amendment No. 5 to our Registration Statement on Form S-1 filed on August 2, 2022)
3.2	Bylaws of Registrant (Delaware) (incorporated by reference to Exhibit 3.2 to Amendment No. 5 to our Registration Statement on Form S-1 filed on August 2, 2022)
4.1	Specimen Common Stock Certificate (Delaware) (incorporated by reference to Exhibit 4.1 to Amendment No. 5 to our Registration Statement on Form S-1 filed on August 2, 2022)
4.2	Form of Representative’s Warrant (incorporated by reference to Exhibit 4.5 to Amendment No. 2 to our Registration Statement on Form S-1 filed on April 18, 2022)
10.1	Share Exchange Agreement, dated May 7, 2018 by and among Capax, Reborn and each of the RB shareholders (incorporated by reference to Exhibit 10.1 to Amendment No. 2 to our Registration Statement on Form S-1 filed on April 18, 2022)
10.2	Form of Letter Agreement (Lockup) by and among Registrant, officers and directors of the Company and EF Hutton (incorporated by reference to Exhibit 10.2 to Amendment No. 6 to our Registration Statement on Form S-1 filed on August 9, 2022)
10.3	Form of Director and Officer Indemnity Agreement (incorporated by reference to Exhibit 10.3 to Amendment No. 2 to our Registration Statement on Form S-1 filed on April 18, 2022)
10.4	Shopping Center Lease by and between Reborn Global Holdings, Inc. and La Floresta Regency, LLC, effective July 25, 2016 (incorporated by reference to Exhibit 10.4 to Amendment No. 2 to our Registration Statement on Form S-1 filed on April 18, 2022)
10.5	Standard Industrial/Commercial Multi-Tenant Lease, as amended, by and between Reborn Global Holdings, Inc. and Foothill Crescenta, LLC, effective December 6, 2016 (incorporated by reference to Exhibit 10.5 to Amendment No. 2 to our Registration Statement on Form S-1 filed on April 18, 2022)
10.6	Shopping Center Lease by and between Reborn Global Holdings, Inc. and Sibling Associates, LLC, effective July 12, 2017 (incorporated by reference to Exhibit 10.6 to Amendment No. 2 to our Registration Statement on Form S-1 filed on April 18, 2022)
10.7	Standard Lease by and between Reborn Global Holdings, Inc. and El Toro, LP, effective February 12, 2021 (incorporated by reference to Exhibit 10.7 to Amendment No. 2 to our Registration Statement on Form S-1 filed on April 18, 2022)
10.8	Form of Subscription Agreement (Regulation A+ Offering) (incorporated by reference to Exhibit 10.11 to Amendment No. 2 to our Registration Statement on Form S-1 filed on April 18, 2022)
10.9	Consulting Agreement by and between the Company and Kevin Hartley, effective September 15, 2021 (incorporated by reference to Exhibit 10.12 to Amendment No. 2 to our Registration Statement on Form S-1 filed on April 18, 2022)
10.10	Amendment to Share Exchange Agreement, dated January 25, 2022, by and among Reborn Coffee Inc., Andrew Weeraratne and each of the former shareholders of Reborn Global Holdings, Inc., a California corporation (incorporated by reference to Exhibit 10.10 to Amendment No. 5 to our Registration Statement on Form S-1 filed on August 2, 2022)
10.11	Offer of Employment by and between the Company and Stephan Kim, dated July 27, 2022 (incorporated by reference to Exhibit 10.11 to Amendment No. 5 to our Registration Statement on Form S-1 filed on August 2, 2022)
31.1*	Certification of Jay Kim pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Stephan Kim pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Jay Kim pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Stephan Kim pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Jay Kim	Chief Executive Officer (Principal Executive Officer)	September 30, 2022
Jay Kim

/s/ Stephan Kim	Chief Financial Officer (Principal Financial and Accounting Officer)	September 30, 2022