Form 10-Q/A
period 2022-06-30
Reborn Coffee, Inc.
filed 2022-10-05
CIK 1707910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

OR

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

Explanatory Note

Reborn Coffee, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022 (the “Original Form 10-Q”), to correct Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds. The following inaccurate sentence regarding the details of the planned use of proceeds from the Company’s initial public offering was inadvertently included: “The primary use of the net proceeds from our initial public offering continues to be, as follows: (i) approximately $8.0 million for the acquisition of property and the development of a manufacturing plant to build, design and manufacture our new line of electric boats; (ii) approximately $2.0 million for ramp up of production and inventory; (iii) approximately $2.6 million for working capital.” However, the Company intended only to report that there has been no material change to the planned use of such proceeds as described in the Company’s final prospectus, dated August 11, 2022, and did not intend to include any further details with respect thereto in this section.

Additionally, it was inadvertently reported in the same section that the Company’s final prospectus was filed with the U.S. Securities and Exchange Commission on August 16, 2021, when it was in fact filed on August 16, 2022.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

Except as described above, this Amendment does not amend, update, or change any other items or disclosures in the Original Form 10-Q and does not purport to reflect any information or events subsequent to the filing thereof. As such, this Amendment speaks only as of the date the Original Form 10-Q was filed, and the Company has not undertaken herein to amend, supplement or update any information contained in the Original Form 10-Q to give effect to any subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Form 10-Q.

PART II—OTHER INFORMATION

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

There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus, dated August 11, 2022, which was filed with the SEC on August 16, 2022 pursuant to Rule 424(b) under the Securities Act.

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

REBORN COFFEE, INC.

Date: October 5, 2022	/s/ Jay Kim
Jay Kim Chief Executive Officer (Principal Executive Officer)

Date: October 5, 2022	/s/ Stephan Kim
Stephan Kim Chief Financial Officer (Principal Financial and Accounting Officer)

2