Form 10-Q
period 2022-09-30
Reborn Coffee, Inc.
filed 2022-11-14
CIK 1707910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                            to

Commission File Number: 001-41479

REBORN COFFEE, INC.
(Exact name of Registrant as specified in its charter)

Delaware	47-4752305
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The registrant has 13,119,523 shares of common stock outstanding as of September 30, 2022.

i

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) that are based on our management’s beliefs and assumptions and on information currently available to management, and which statements involve substantial risk and uncertainties. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, market growth and trends, and objectives for future operations are forward-looking statements. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Unaudited Condensed Consolidated Balance Sheets

As of	September 30, 2022	December 31, 2021

ASSETS
Current assets:
Cash and cash equivalents	$4,730,097	$905,051
Accounts receivable, net of allowance for doubtful accounts of $0 and $0, respectively	350	-
Inventories, net	102,981	88,877
Prepaid expense and other current assets	256,192	191,838
Total current assets	5,089,620	1,185,766
Property and equipment, net	1,297,574	1,110,890
Operating lease right-of-use asset	2,764,258	2,466,873

Total assets	$9,151,452	$4,763,529

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$20,977	$45,748
Accrued expenses and current liabilities	254,586	124,535
Loans payable to financial institutions – current portion	74,810	98,475
Loan payable, emergency injury disaster loan (EIDL) – current portion	10,861	7,957
Loan payable, payroll protection program (PPP) – current portion	39,267	42,345
Equipment loan payable – current portion	1,515	15,989
Operating lease liabilities – current portion	654,145	578,419
Total current liabilities	1,056,161	913,468
Loans payable to financial institutions – net of current portion	14,172	23,228
Loan payable, emergency injury disaster loan (EIDL), net of current portion	489,139	492,043
Loan payable, payroll protection program (PPP), net of current portion	127,871	124,793
Operating lease liabilities, net of current portion	2,261,004	2,011,702
Total liabilities	3,948,347	3,565,234

Commitments and Contingencies

Stockholders’ equity
Common Stock, $0.0001 par value, 40,000,000 shares authorized; 13,119,523 and 11,634,523 shares issued and outstanding at September 30, 2022 and December 31, 2021	1,312	1,163
Preferred Stock, $0.0001 par value, 1,000,000 shares authorized; no shares issued and outstanding at September 30, 2022 and December 31, 2021	-	-
Additional paid-in capital	16,101,017	9,674,036
Accumulated deficit	(10,899,224)	(8,476,904)
Total stockholders’ equity	5,203,105	1,198,295

Total liabilities and stockholders’ equity	$9,151,452	$4,763,529

See accompanying notes to unaudited condensed consolidated financial statements.

Unaudited Condensed Consolidated Statements of Operations

	Nine Months Ended September 30,		Three Months Ended September 30,
	2022	2021	2022	2021

Net revenues:
Stores	$2,339,284	$1,519,969	$827,332	$668,184
Wholesale and online	40,587	47,966	10,913	19,630
Total net revenues	2,379,871	1,567,935	838,245	687,814

Operating costs and expenses:
Product, food and drink costs—stores	806,453	565,156	242,547	295,008
Cost of sales—wholesale and online	17,777	21,011	4,780	8,599
General and administrative	3,954,997	2,679,037	1,486,550	1,452,086
Total operating costs and expenses	4,779,227	3,265,204	1,733,877	1,755,693

Loss from operations	(2,399,356)	(1,697,269)	(895,632)	(1,067,879)

Other income (expense):
Other income	16,440	-	-	-
PPP grant income	-	115,000	-	115,000
Interest expense	(39,404)	(11,484)	(24,428)	(5,711)
Loss on extinguishment of debt	-	(982,383)	-	(982,383)
Total other income (expense), net	(22,964)	(878,867)	(24,428)	(873,094)

Loss before income taxes	(2,422,320)	(2,576,136)	(920,060)	(1,940,973)

Provision for income taxes	-	-	-	-

Net loss	$(2,422,320)	$(2,576,136)	$(920,060)	$(1,940,973)

Loss per share:
Basic and diluted	$(0.20)	(0.25)	(0.08)	(0.18)

Weighted average number of common shares outstanding:
Basic and diluted	11,844,900	10,437,239	11,679,523	10,842,264

See accompanying notes to unaudited condensed consolidated financial statements.

Unaudited Condensed Consolidated Stockholders’ Equity (Deficit)

	Common Stock		Preferred Stock		Additional Paid-in	Subscription of Common	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	(Deficit)
Balance as of December 31, 2021	11,634,523	$1,163	-	$-	$9,674,036	$-	$(8,476,904)	$1,198,295

Net loss	-	-	-	-	-	-	(565,112)	(565,112)
Balance as of March 31, 2022	11,634,523	$1,163	-	$-	$9,674,036	$-	$(9,042,016)	$633,183

Stock compensation	45,000	5	-	-	224,995	-	-	225,000
Net loss	-	-	-	-	-	-	(937,148)	(937,148)
Balance as of June 30, 2022	11,679,523	$1,168	-	$-	$9,899,031	$-	$(9,979,164)	$(78,965)
Issuance of common stock	1,440,000	144	-	-	7,199,856	-	-	7,200,000
Offering costs associated with issuance of common stock	-	-	-	-	(997,870)	-	-	(997,870)
Net loss	-	-	-	-	-	-	(920,060)	(920,060)
Balance as of September 30, 2022	13,119,523	$1,312	-	$-	$16,101,017	$-	$(10,899,224)	$5,203,105

	Common Stock		Preferred Stock		Additional Paid-in	Subscription of Common	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	(Deficit)
Balance as of December 31, 2020	10,443,721	$1,045	-	$-	$4,733,063	$(450,000)	$(5,036,504)	$(752,396)

Net loss	-	-	-	-	-	-	(327,479)	(327,479)
Payments received for prior year subscription	-	-	-	-	-	450,000	-	450,000
Stock issued for store acquisition	232,558	23	-	-	149,977	-	-	150,000
Balance as of March 31, 2021	10,676,279	$1,068	-	$-	$4,883,040	$-	$(5,363,983)	$(479,875)

Net loss	-	-	-	-	-	-	(307,684)	(307,684)
Stock subscription	30,950	3	-	-	154,747	(154,750)	-	-
Payments received for prior year subscription	-	-	-	-	-	103,500	-	103,500
Balance as of June 30, 2021	10,707,229	$1,071	-	$-	$5,037,787	$(51,250)	$(5,671,667)	$(684,059)
Net loss	-	-	-	-	-	-	(1,940,973	(1,940,973)
Stock subscription	200,400	20	-	-	1,001,980	(1,002,000)	-	-
Stock compensation	115,000	11	-	-	574,989	-	-	575,000
Common stock issued	186,126	19	-	-	930,611	-	-	930,630
Stock issued for debt conversion	402,953	40	-	-	2,014,727	-	-	2,014,767
Payments received from prior year subscription	-	-	-	-	-	51,250	-	51,250
Balance as of September 30, 2021	11,611,708	$1,161	-	$-	$9,560,094	$(1,002,000)	$(7,612,640)	$946,615

See accompanying notes to unaudited condensed consolidated financial statements.

Unaudited Consolidated Statements of Cash Flows

For the Nine Months Ended September 30,	2022	2021

Cash flows from operating activities:
Net loss	$(2,422,320)	$(2,576,136)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation	225,000	575,000
Forgiveness of PPP loan	-	(115,000)
Operating lease	27,643	45,620
Depreciation	146,505	129,575
Changes in operating assets and liabilities:
Accounts receivable	(350)	(4,418)
Inventories	(14,104)	(7,024)
Prepaid expense and other current assets	(64,354)	(97,104)
Accounts payable	(24,771)	(44,455)
Accrued expenses and current liabilities	130,051	23,468
Net cash used in operating activities	(1,996,700)	(2,070,474)

Cash flows from investing activities:
Purchases of property and equipment	(333,189)	(262,673)
Reacquisition of lease and leasehold improvements	-	(150,000)
Net cash used in investing activities	(333,189)	(412,673)

Cash flows from financing activities:
Proceeds from issuance of common stock	7,200,000	2,517,763
Payment of IPO stock issuance	(997,870)	-
Proceeds from line of credit	685,961	-
Repayment of line of credit	(685,961)	-
Proceeds from loans	238,982	1,028,026
Repayment of loans	(271,703)	(302,004)
Repayment of equipment loan payable	(14,474)	(14,390)
Net cash provided by financing activities	6,154,935	3,229,395

Net increase in cash	3,825,046	746,248

Cash at beginning of period	905,051	128,568

Cash at end of period	$4,730,097	$874,816

Supplemental disclosures of non-cash financing activities:
Issuance of common shares for repurchase of lease and leasehold improvements	$-	$150,000
Converting debt to equity	$-	$1,032,383
Forgiveness of PPP loan	$-	$115,000

Supplemental disclosure of cash flow information:
Cash paid during the years for:
Interest	$8,578	11,484
Income taxes	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS

Reborn Coffee, Inc. (“Reborn”) was incorporated in the State of Florida in January 2018. In July 2022, Reborn was migrated from Florida to Delaware, and filed a certificate of incorporation with the Secretary of State of the State of Delaware having the same capitalization structure as the Florida predecessor entity. Reborn has the following wholly owned subsidiaries:

●	Reborn Global Holdings, Inc. (“Reborn Holdings”), a California Corporation incorporated in November 2014. Reborn Holdings is engaged in the operation of wholesale distribution and retail coffee stores in California to sell a variety of coffee, tea, Reborn brand name water and other beverages along with bakery and dessert products.

●	Reborn Coffee Franchise, LLC (the “Reborn Coffee Franchise”), a California limited liability corporation formed in December 2020, is a franchisor providing premier roaster specialty coffee to franchisees or customers. Reborn Coffee Franchise continues to develop the Reborn Coffee system for the establishment and operation of Reborn Coffee stores using one or more Reborn Coffee marks. Reborn Coffee Franchise does not have any franchisee as of September 30, 2022.

Reborn Coffee, Inc., Reborn Global Holdings, Inc., and Reborn Coffee Franchise, LLC will be collectively referred as the “Company”.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reporting

The unaudited condensed consolidated financial statements include Reborn Coffee, Inc. and its wholly owned subsidiaries as of September 30, 2022 and December 31, 2021 and for the three and nine month periods ended September 30, 2022 and 2021.

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) as promulgated in the United States of America. The consolidated financial statements include Reborn Coffee, Inc. and its wholly owned subsidiary. All intercompany accounts, transactions, and profits have been eliminated upon consolidation.

Reverse Stock Split

In June 2022, the Company approved (a) the conversion of all Class B Common Stock into Class A Common Stock, (b) a 1 for 100 reverse stock split, and (c) an amendment to Articles of Incorporation to eliminate Class B Common Stock and to change “Class A Common Stock” to simply “common stock”. All share and earnings per share information have been retroactively adjusted to reflect the stock split and the incremental par value of the newly issued shares was recorded with the offset to additional paid-in capital.

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

On August 12, 2022, the Company’s stock began trading on Nasdaq under the symbol “REBN”.

Deferred Offering Costs

Deferred offering costs were expenses directly related to the IPO. These costs consisted of legal, accounting, printing, and filing fees. The deferred offering costs were offset against the IPO proceeds in August 2022 and were recorded to additional paid-in capital upon completion of the IPO.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and the accompanying notes. Such estimates include accounts receivables, accrued liabilities, income taxes, long-lived assets, and deferred tax valuation allowances. These estimates generally involve complex issues and require management to make judgments, involve analysis of historical and future trends that can require extended periods of time to resolve, and are subject to change from period to period. In all cases, actual results could differ materially from estimates.

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

Shipping and Handling Costs

The Company incurred freight out cost and is included in the Company’s cost of sales—wholesale and online.

General and Administrative Expense

General and administrative expense includes store-related expense as well as the Company’s corporate headquarters’ expenses.

Advertising Expense

Advertising costs are expensed as incurred. Advertising expenses amounted to $27,110 and $72,619 for the nine-month periods ended September 30, 2022 and 2021, respectively, and are recorded under general and administrative expenses in the accompanying condensed consolidated statements of operations.

Pre-opening Costs

Pre-opening costs for new stores, consist primarily of store and leasehold improvements, and are capitalized and depreciated over the shorter of the useful life of the improvement or the lease term, including renewal periods that are reasonably assured.

Accounts Receivable

Accounts receivables are stated net of allowance for doubtful accounts. The allowance for doubtful accounts is determined primarily on the basis of past collection experience and general economic conditions. The Company determines terms and conditions for its customers based on volume transacted by the customer, customer creditworthiness and past transaction history. At September 30, 2022 and December 31, 2021, allowance for doubtful accounts were zero, respectively. The Company does not have any off-balance sheet exposure related to its customers.

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

Operating Leases

The Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), Topic 842, Leases (“ASC 842”) which requires the recognition of the right-of-use assets and relating operating and finance lease liabilities on the balance sheet. Under ASC 842, all leases are required to be recorded on the balance sheet and are classified as either operating leases or finance leases. The lease classification affects the expense recognition in the income statement. Operating lease charges are recorded entirely in operating expenses. Finance lease charges are split, where amortization of the right-of-use asset is recorded in operating expenses and an implied interest component is recorded in interest expense.

Earnings Per Share

FASB ASC Topic 260, Earnings Per Share, requires a reconciliation of the numerator and denominator of the basic and diluted earnings (loss) per share computations.

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

The Company had 72,000 and 0 potentially dilutive warrants outstanding related to IPO for the three and nine month periods ended September 30, 2022 and 2021, respectively. See note 2.

Segment Reporting

FASB ASC Topic 280, Segment Reporting, requires public companies to report financial and descriptive information about their reportable operating segments. The Company’s management identifies operating segments based on how the Company’s management internally evaluate separate financial information, business activities and management responsibility. At the current time, the Company has only one reportable segment, consisting of both the wholesale and retail sales of coffee, water, and other beverages. The Company’s franchisor subsidiary was not material as of and for the three and nine month periods ended September 30, 2022 and 2021.

Long-lived Assets

In accordance with FASB ASC Topic 360, Property, Plant, and Equipment, the Company reviews for impairment of long-lived assets and certain identifiable intangibles whenever events or circumstances indicate that the carrying amount of assets may not be recoverable. The Company considers the carrying value of assets may not be recoverable based upon our review of the following events or changes in circumstances: the asset’s ability to continue to generate income from operations and positive cash flow in future periods; loss of legal ownership or title to the assets; significant changes in our strategic business objectives and utilization of the asset; or significant negative industry or economic trends. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset are less than its carrying amount. As of September 30, 2022 and December 31, 2021, the Company was not aware of any events or changes in circumstances that would indicate that the long-lived assets are impaired.

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

As of September 30, 2022 and December 31, 2021, the Company believes that the carrying value of accounts receivable, accounts payable, accrued expenses, and other current assets and liabilities approximate fair value due to the short maturity of theses financial instruments. The financial statements do not include any financial instruments at fair value on a recurring or non-recurring basis.

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consisted of taxes currently due and deferred taxes. Deferred taxes are recognized for the differences between the basis of assets and liabilities for financial statement and income tax purposes.

The Company follows FASB ASC Topic 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates, applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. ASC 740-10-25 provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax position. The Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company did not recognize additional liabilities for uncertain tax positions pursuant to ASC 740-10-25 for the three and nine month periods ended September 30, 2022 and 2021.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are accounts receivable arising from its normal business activities. The Company performs ongoing credit evaluations to its customers and establishes allowances when appropriate.

Company purchases from various vendors for its operations. For the three and nine month periods ended September 30, 2022 and 2021, no purchases from any vendors accounted for a significant amount of the Company’s bean coffee purchases.

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

Recent Accounting Pronouncement

In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments - Credit Losses (Topic 326)” (“ASU 2016-13”). ASU 2016-13 revises the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. Originally, ASU 2016-13 was effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. In November 2019, FASB issued ASU 2019-10, “Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842).” This ASU defers the effective date of ASU 2016-13 for public companies that are considered smaller reporting companies as defined by the Securities and Exchange Commission (the “SEC”) to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is planning to adopt this standard in the first quarter of fiscal 2023.The Company is currently evaluating the potential effects of adopting the provisions of ASU No. 2016-13 on its consolidated financial statements, particularly its recognition of allowances for accounts receivable.

Other recently issued accounting updates are not expected to have a material impact on the Company’s consolidated financial statements.

3. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30, 2022	December 31, 2021

Furniture and equipment	$852,817	$779,650
Leasehold improvement	639,602	639,602
Store construction	312,183	52,161
Store	300,000	300,000

Total property and equipment	2,104,602	1,771,413
Less accumulated depreciation	(807,028)	(660,523)

Total property and equipment, net	$1,297,574	$1,110,890

In February 2021, the Company repurchased its retail location in Corona Del Mar. The purchase price was $300,000, comprised of $150,000 in cash and 232,558 shares of the Company’s common stock. The Company recorded the assumption of the ongoing lease for the store, which included a right of use asset of $180,577 and a lease liability of $170,853.

Depreciation expense on property and equipment amounted to approximately $146,505 and $129,575 for the nine-month periods ended and $48,583 and $47,649 for the three-month periods ended September 30, 2022 and 2021, respectively.

4. LOANS PAYABLE TO FINANCIAL INSTITUTIONS

Loans payable to financial institutions consist of the following:

	September 30, 2022	December 31, 2021

July 2021 - Loan agreement with principal amount of $90,000 and repayment rate of 19% for a total of $101,700. The loan payable matures on January 31, 2023.	$-	$52,819

August 2021 - Loan agreement with principal amount of $72,500 and repayment rate of 18.5% for a total of $81,925. The loan payable matures on February 10, 2023.	-	36,502

August 2021 - Loan agreement with principal amount of $67,500 and repayment rate of 18.5% for a total of $76,275. The loan payable matures on February 11, 2023.	-	32,382

August 2022 - Loan agreement with principal amount of $100,000 and repayment rate of 20.5% for a total of $112,215. The loan payable matures on February 2, 2024.	88,982	32,382
Total loan payable	$88,982	$121,703
Less: current portion	(74,810)	(98,475)

Total loan payable, net of current	$14,172	$23,228

July 2021 - $ 101,700 loan payable

In July 2021, the Company entered into a loan agreement with Square Capital in the principal amount of $90,000 with loan cost $11,700. The loan payable has a maturity date on January 31, 2023. As of September 30, 2022 and December 31, 2021, there was a balance outstanding of $0 and $52,819, respectively.

August 2021 - $81,925 loan payable

In August 2021, the Company entered into a loan agreement with Square Capital in the principal amount of $72,500 with loan cost $9,425. The loan payable has a maturity date on February 10, 2023. As of September 30, 2022 and December 31, 2021, there was a balance outstanding of $0 and $36,502, respectively.

August 2021 - $76,275 loan payable

In August 2021, the Company entered into a loan agreement with Square Capital in the principal amount of $67,500 with loan cost $8,775. The loan payable has a maturity date on February 11, 2023. As of September 30, 2022 and December 31, 2021, there was a balance outstanding of $0 and $32,382, respectively.

August 2022 - $88,982 loan payable

In August 2022, the Company entered into a loan agreement with Square Capital in the principal amount of $100,000 with loan cost $12,215. The loan payable has a maturity date on February 2, 2024. As of September 30, 2022 and December 31, 2021, there was a balance outstanding of $88,982 and $0, respectively.

5. LOAN PAYABLES, EMERGENCY INJURY DISASTER LOAN (EIDL)

	September 30, 2022	December 31, 2021

May 16, 2020 ($150,000) - Loan agreement with principal amount of $150,000 with an interest rate of 3.75% and maturity date on May 16, 2050	$150,000	$150,000
June 28, 2021 ($350,000) – Loan agreement with principal amount of $350,000 with an interest rate of 3.75% and maturity date on May 18, 2050	350,000	350,000

Total long-term loan payable, emergency injury disaster loan (EIDL)	500,000	500,000
Less - current portion	(10,861)	(7,957)

Total loan payable, emergency injury disaster loan (EIDL), less current portion	$489,139	$492,043

The following table provides future minimum payments:

For the years ended December 31,	Amount
2022 (remaining three months)	5,330
2023	10,964
2024	11,382
2025	11,816
2026	12,267
Thereafter	448,241
Total	$500,000

May 16, 2020 – $150,000

On May 16, 2020, the Company executed the standard loan documents required for securing a loan (the “EIDL Loan”) from the U.S. Small Business Administration (the “SBA”) under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the TNB’s business. As of September 30, 2022, the loan payable, EIDL noted above is not in default.

Pursuant to that certain Loan Authorization and Agreement (the “SBA Loan Agreement”), the Company borrowed an aggregate principal amount of the EIDL Loan of $150,000, with proceeds to be used for working capital purposes. Interest accrues at the rate of 3.75% per annum and will accrue only on funds actually advanced from the date of each advance. Installment payments, including principal and interest, are due monthly beginning November 16, 2022 (thirty months from the date of the SBA Loan Agreement) in the amount of $731. The balance of principal and interest is payable thirty years from the date of the SBA Loan Agreement.

In connection therewith, the Company executed (i) a loan for the benefit of the SBA (the “SBA Loan”), which contains customary events of default and (ii) a Security Agreement, granting the SBA a security interest in all tangible and intangible personal property of the Company, which also contains customary events of default (the “SBA Security Agreement”).

June 28, 2021 – $350,000

On June 28, 2021, the Company executed the EIDL Loan from the SBA under its EIDL assistance program in light of the impact of the COVID-19 pandemic on the TNB’s business. As of September 30, 2022, the loan payable, EIDL Loan noted above is not in default.

Pursuant to the “SBA Loan Agreement”), the Company borrowed an aggregate principal amount of the EIDL Loan of $500,000, with proceeds to be used for working capital purposes. Interest accrues at the rate of 3.75% per annum and will accrue only on funds actually advanced from the date of each advance. Installment payments, including principal and interest, are due monthly beginning October 16, 2022   (thirty months from the original date of the SBA Loan Agreement) in the amount of $2,505. The balance of principal and interest is payable thirty years from the original date of the SBA Loan Agreement.

6. LOAN PAYABLE, PAYROLL PROTECTION LOAN PROGRAM (PPP)

	September 30, 2022	December 31, 2021

Loan payable, payroll protection program (PPP) – February 10, 2021	$167,138	$167,138

Total long-term loan payable, payroll protection program (PPP)	167,138	167,138
Less - current portion	(39,267)	(42,345)

Total loan payable, payroll protection program (PPP), less current portion	$127,871	$124,793

The Paycheck Protection Program (“PPP”) Loan (the “PPP Loan”) is administered by the SBA.. The interest rate of the loan is 1.00% per annum and accrues on the unpaid principal balance computed on the basis of the actual number of days elapsed in a year of 360 days. Commencing seven months after the effective date of the PPP Loan, the Company is required to pay the Lender equal monthly payments of principal and interest as required to fully amortize any unforgiven principal balance of the loan by the two-year anniversary of the effective date of the PPP Loan (the “Maturity Date”). The PPP Loan contains customary events of default relating to, among other things, payment defaults, making materially false or misleading representations to the SBA or the Lender, or breaching the terms of the PPP Loan. The occurrence of an event of default may result in the repayment of all amounts outstanding under the PPP Loan, collection of all amounts owing from the Company, or filing suit and obtaining judgment against the Company. Under the terms of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), PPP loan recipients can apply for and be granted forgiveness for all or a portion of the loan granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payment of payroll costs and any payments of mortgage interest, rent, and utilities. Recent modifications to the PPP by the U.S. Treasury and Congress have extended the time period for loan forgiveness beyond the original eight-week period, making it possible for the Company to apply for forgiveness of its PPP loan.

7. EQUIPMENT LOAN PAYABLE

Equipment loan payable consist of the following:

	September 30, 2022	December 31, 2021

October 2017 - Loan agreement with principal amount of $82,011 with an interest rate of 6.40% and maturity date on October 1, 2022	$1,515	$15,989

Total long-term equipment loan payable	1,515	15,989
Less – current portion	(1,515)	(15,989)

Total long-term debt, net of current portion	$-	$-

For the year ended December 31,	Amount
2022 (remaining three months)	$1,515
Total long-term equipment loan payable	$1,515

October 2017 - $82,011 equipment loan payable

In October 2017, the Company entered into equipment finance loan agreement with US Bank Equipment Finance in the amount of $82,011 with an interest rate of 6.40% and maturity date on October 1, 2022, payable in 60 payments. All principal, together with interest cost is due and payable on October 1, 2022. As of September 30, 2022 and December 31, 2021, there was a balance outstanding of $1,515 and $15,989, respectively.

8. INCOME TAX

Total income tax (benefit) expense consists of the following:

For the Nine-Month Periods Ended September 30,	2022	2021

Current provision (benefit):
Federal	$-	$-
State	-	-
Total current provision (benefit)	-	-

Deferred provision (benefit):
Federal	-	-
State	-	-
Total deferred provision (benefit)	-	-

Total tax provision (benefit)	$-	$-

A reconciliation of the Company’s effective tax rate to the statutory federal rate for the nine months ended September 30, 2022 and 2021 is as follows:

Description	September 30, 2022	September 30, 2021

Statutory federal rate	21.00%	21.00%
State income taxes net of federal income tax benefit and others	6.98%	6.98%
Permanent differences for tax purposes and others	0.00%	0.00%
Change in valuation allowance	-27.98%	-27.98%
Effective tax rate	0%	0%

The income tax benefit differs from the amount computed by applying the U.S. federal statutory tax rate of 21% due to California state income taxes of 8.84% and changes in the valuation allowance.

Deferred income taxes reflect the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred tax assets and liabilities are as follows:

Deferred tax assets	September 30, 2022	December 31, 2021

Deferred tax assets:
Net operating loss	$2,961,949	$2,513,674
Other temporary differences	-	-

Total deferred tax assets	2,961,949	2,513,674
Less - valuation allowance	(2,961,949)	(2,513,674)

Total deferred tax assets, net of valuation allowance	$-	$-

As of December 31, 2021, the Company had available net operating loss carryovers of approximately $8,423,841. Per the Tax Cuts and Jobs Act (“TCJA”) implemented in 2018, the two-year carryback provision was removed and now allows for an indefinite carryforward period. The carryforwards are limited to 80% of each subsequent year’s net income. As a result, net operating loss may be applied against future taxable income and expires at various dates subject to certain limitations. The Company has a deferred tax asset arising substantially from the benefits of such net operating loss deduction and has recorded a valuation allowance for the full amount of this deferred tax asset since it is more likely than not that some or all of the deferred tax asset may not be realized.

The Company files income tax returns in the U.S. federal jurisdiction and California and is subject to income tax examinations by federal tax authorities for tax year ended 2017 and later and subject to California authorities for tax year ended 2016 and later. The Company currently is not under examination by any tax authority. The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of September 30, 2022 and December 31, 2021, the Company has no accrued interest or penalties related to uncertain tax positions.

As of September 30, 2022, the Company had cumulative net operating loss carryforwards for federal tax purposes of approximately $9,926,101. In addition, the Company had state tax net operating loss carryforwards of approximately $9,926,101. The carryforwards may be applied against future taxable income and expires at various dates subject to certain limitations.

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

●	Riverside - On February 4, 2021, the Company entered into an operating facility lease for its store located at Galleria at Tyler in Riverside, California with 84 months term with option to extend. The lease starts in April 2021 and expires in March 2028.

●	Corona Del Mar - On February 5, 2021, the Company repurchased its retail store in Corona Del Mar, California. As part of that repurchase, the Company assumed the original operating lease on the facility, with 66 months term with an option to extend. The lease expires in December 2022.

●	Laguna Woods - On February 12, 2021, the Company entered into an operating facility lease for its store located at Home Depot Center in Laguna Woods, California with 60 months term with option to extend. The lease starts in June 2021 and expires in May 2026.

●	Huntington Beach - On November 1, 2021, the Company entered into an operating facility lease for its store located at Huntington Beach, California with 124 months term with option to extend. The lease starts in November 2021 and expires in February 2032.

●	Manhattan Village - On March 1, 2022, the Company entered into an operating facility lease for its store located at Manhattan Beach, California with 60 months term with option to extend. The lease starts in March 2022 and expires in February 2027.

The Company adopted ASC 842 as of January 2018 (date of formation). The Company has operating leases for the Company’s corporate office and stores and accounts for these leases in accordance with ASC 842, which resulted in right-of-use assets and operating lease liabilities of $2,764,258 and $2,915,149, respectively, as of September 30, 2022. Certain of the leases for the Company’s retail store facilities provide for variable payments for property taxes, insurance and common area maintenance payments related to rental payments based on future sales volumes at the leased location, which are not measurable at the inception of the lease, or rental payments that are adjusted periodically for inflation.

For the new lease and adjustments, the Company recorded an additional non-cash increase of $297,385 to ROU assets and $325,028 to operational lease liabilities for the nine-month period ended September 30, 2022.

In accordance with ASC 842, the components of lease expense were as follows:

For the nine-month period ended September 30,	2022	2021
Operating lease expense	$691,341	$477,950
Total lease expense	$691,341	$477,950

In accordance with ASC 842, other information related to leases was as follows:

For the nine-month period ended September 30,	2022	2021
Operating cash flows from operating leases	$669,265	$383,440
Cash paid for amounts included in the measurement of lease liabilities	$669,265	$383,440

Weighted-average remaining lease term—operating leases		3.8 Years
Weighted-average discount rate—operating leases		8.9%

In accordance with ASC 842, maturities of operating lease liabilities as of September 30, 2022 were as follows:

Operating
For the years ended December 31,	Lease
2022 (remaining three months)	$234,129
2023	864,887
2024	785,267
2025	642,387
2026	574,150
Thereafter	456,435
Total undiscounted cash flows	$3,557,255

Reconciliation of lease liabilities:
Weighted-average remaining lease terms	3.8 Years
Weighted-average discount rate	8.9%
Present values	$2,915,149

Lease liabilities—current	654,145
Lease liabilities—long-term	2,261,004
Lease liabilities—total	$2,915,149

Difference between undiscounted and discounted cash flows	$642,106

Contingencies

The Company is subject to various legal proceedings from time to time as part of its business. As of September 30, 2022, the Company was not currently party to any legal proceedings or threatened legal proceedings, the adverse outcome of which, individually or in the aggregate, it believes would have a material adverse effect on its business, financial condition, and results of operations.

10. SHAREHOLDERS’ EQUITY

Common Stock

The Company has authorization to issue and have outstanding at any one time 40,000,000 share of common stock with a par value of $0.0001 per share. The shareholders of common stock shall be entitled to one vote per share and dividends declared by the Company’s Board of Directors.

Preferred Stock

The Company has authorization to issue and have outstanding at any one time 1,000,000 share of preferred stock with a par value of $0.0001 per share, in one or more classes or series within a class as may be determined by our board of directors, who establish, from time to time, the number of shares to be included in each class or series, fix the designation, powers, preferences and rights of the shares of each such class or series and any qualifications, limitations or restrictions thereof. Any preferred stock so issued is senior to other existing classes of common stock with respect to the payment of dividends or amounts upon liquidation or dissolution. As of September 30, 2022 and December 31, 2021, no shares of our preferred stock had been designated any rights and we had no shares of preferred stock issued and outstanding.

Subscription of Common Stock Receivables

The Company issued 1,569,768 shares of common stock to several individuals in March 2020 and in December 2020 for total proceeds of $1,350,000, of which $553,500 was received in January, February, and June 2021.

Issuance of Common Stock in Settlement of Antidilution Provisions

In May 2018, the Company had entered into a share exchange agreement wherein Capax, Inc., the predecessor entity of Reborn Coffee, Inc. (“Capax”) effectively merged with Reborn Global Holdings, Inc. to form the Company. In this share exchange agreement, the preexisting shareholder of Capax were provided covenants that for a period of one year following the date upon which the Company is approved for quotation or trading on a public exchange, the percentage of ownership of the prior shareholders of Capax would not be less than the 5% of the total number of shares of voting common stock outstanding of the Company that they owned following the share exchange. In the event the ownership of the pre-merger shareholders of Capax fell below 5%, the Company was obligated to issue that number of shares of common stock to those shareholders which would increase the ownership of all of the Pre-Merger Shareholders to five percent (5%) of the total outstanding voting common shares of the Company. During the year ended December 31, 2021, the Company issued 325,495 shares of common stock under these provisions.

On January 25, 2022, the Company modified this agreement with the preexisting shareholders to effectively end the antidilution protection at the time of a successful public offering, eliminating the one-year period following an the public offering as provided under the original agreement. The shareholders would be entitled to additional protection through the IPO date should the Company issue any additional shares between December 31, 2021 and the IPO date. The Company has not issued any additional shares subsequent to December 31, 2021 and the shareholders do not have such antidilution protection rights since the Company’s IPO date.

Dividend policy

Dividends are paid at the discretion of the Board of Directors. There were no dividends declared for the nine-month periods ended September 30, 2022 and 2021.

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

The following table sets forth the computation of basic and diluted net income per common share:

	Nine-Month Period		Three-Month Period
	Ended September 30,		Ended September 30,
	2022	2021	2022	2021
Net Loss	$(2,422,320)	$(2,576,136)	$(920,060)	$(1,940,973)
Weighted Average Shares of Common Stock Outstanding
Basic	11,844,900	10,437,239	11,679,523	10,842,264
Diluted	11,844,900	10,437,239	11,679,523	10,842,264

Earnings Per Share - Basic
Net Loss Per Share	(0.20)	(0.25)	(0.08)	(0.18)

Earnings Per Share - Diluted
Net Loss Per Share	(0.20)	(0.25)	(0.08)	(0.18)

12. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after September 30, 2022 up through the filing date of this Form 10-Q with SEC. During this period, the Company did not have any material recognizable subsequent events required to be disclosed as of and for the nine-month period ended September 30, 2022, except for the following.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Registration Statement on Form S-1 (File No: 333-261937), as amended (the “Registration Statement”). As discussed in the section titled “Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” in our Registration Statement.

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

We expect to continue to develop additional retail locations up to 20 by the end of 2023. Considering the estimated average development cost of approximately $150,000 to open one retail location, we estimate to use approximately $3,000,000 of the net proceeds from the recent IPO to open the additional 20 stores in 2023.

Reborn Coffee continues to elevate the high-end coffee experience and we received first place traditional still in “America’s Best Cold Brew” competition by Coffee Fest in 2017 in Portland and 2018 in Los Angeles.

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

Reborn Coffee’s continuous Research and Development is essential to developing new parameters in the production of new blends. Our first place position in “America’s Best Cold Brew” competition by Coffee Fest in 2017 in Portland and 2018 in Los Angeles is a testament to the way we believe we lead the “fourth wave” movement by example.

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

Currently, we have the following nine retail coffee locations, and four locations in development (i.e., Cabazon, Huntington Beach and 2 in Irvine, California):

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

In May 2020, the Company availed itself of a loan under the PPP administered by the SBA in the amount of $115,000, and $500,000 under the SBA’s Economic Injury Disaster Loan assistance program, all of which is currently outstanding as of December 31, 2021, provided however that repayment was deferred to commence in May 2022. In February 2021, the Company secured a second PPP loan under this program in the amount of approximately $167,000. The Company was granted forgiveness for the initial PPP Loan prior to December 31, 2021 and expects to be granted forgiveness on the remainder subsequently.

In January 2022 we announced a price increase of our whole roasted beans by 15% on our website which we attribute to increases due to inflation in the cost of raw green coffee beans, the cost of shipping and supplies, and nationwide increases in labor costs—factors that may or may not be attributable to the pandemic and/or the governmental policies and mandates that were implemented during and in the wake of COVID-19. As of the date hereof and in January 2022 at the time of our price increase, inflation has not had a material effect on our results of operations since we have been able to offset such increased costs by increasing the price of our whole roasted beans by 15% in January 2022, through increased sales and growth in opening 2 new company-owned retail locations, better lease terms on such new company-owned retail locations, more efficient purchasing practices (e.g., volume purchase discounts), productivity improvements and greater economies of scale. Severe increases in inflation, however, could affect the global and U.S. economies and could have a materially adverse impact on our business, financial condition or results of operations.

We do not expect COVID-19 to affect our future operating results significantly, as we are confident that coffee is an essential product that people rely on and will always drink. We intend to meet all governmental business operation regulations and improve sales by whatever means necessary, utilizing resources such as food delivery services and to-go/pickup orders. However, the impact of COVID-19 continues to evolve, and we cannot easily predict the future potential impacts of the pandemic on our business or operations or on the United States or global economy in general. This may include any recurrence of the disease, actions taken in response to the evolving pandemic, any ongoing effects on consumer demand and spending patterns or other impacts of the pandemic. Whether these or other currently unanticipated consequences of the pandemic are reasonably likely to materially affect our results of operations, cash flows or financial condition is yet to be determined. For additional details regarding the impact of COVID-19 on our business, see “Risk Factors-Risks Related to Our Business-Pandemics or disease outbreaks such as the COVID-19 have had, and may continue to have, an effect on our business and results of operations” in the Registration Statement.

Components of Our Results of Operations

Revenue

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. The Company’s net revenue primarily consists of revenues from its retail locations and wholesale and online store. Accordingly, the Company recognizes revenue as follows:

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

Franchise revenues consist of royalty fee and other franchise fees. Royalty fee is based on a percentage of franchisee’s weekly gross sales revenue at 5%. The Company recognizes the fee as the underlying sales occur. The Company recorded revenue from royalty of $0 for the three and nine month periods ended September 30, 2022 and 2021. Other fees are earned as incurred and the Company did not have any other fee revenue for the three and nine month periods ended September 30, 2022 and 2021.

Cost of Sales

Cost of sales includes costs associated with generating revenue within our company-owned retail locations, and franchising operations (of which, as of September 30, 2022, we had none).

Shipping and Handling Costs

The Company incurred freight out cost and is included in the Company’s cost of sale.

General and Administrative Expense

General and administrative expense includes store-related expense as well as the Company’s corporate headquarters’ expenses.

Advertising Expense

Advertising expenses are expensed as incurred. Advertising expenses amounted to $27,110 and $72,619 for the nine month periods ended September 30, 2022 and 2021, respectively, and are recorded under general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

Pre-opening Costs

Pre-opening costs for new stores, which are not material, consist primarily of payroll and recruiting expense, training, marketing, rent, travel, and supplies, and are expensed as incurred depreciated over the shorter of the useful life of the improvement or the lease term, including renewal periods that are reasonably assured.

Results of Operations

Three and nine months ended September 30, 2022 compared to three and nine months ended September 30, 2021

The following table presents selected comparative results of operations from our unaudited financial statements for the three and nine months ended September 30, 2022 compared to three and nine months ended September 30, 2021. Our financial results for these periods are not necessarily indicative of the financial results that we will achieve in future periods. Certain totals for the table below may not sum to 100% due to rounding.

	Nine Months Ended September 30,		Increase / (Decrease)
	2022	2021	Dollars	Percentage
Net revenues:
Stores	$2,339,284	$1,519,969	$819,315	53.9%
Wholesale and online	40,587	47,966	(7,379)	-15.4%
Total net revenues	2,379,871	1,567,935	811,936	51.8%
Operating costs and expenses:
Product, food and drink costs—stores	806,453	565,156	241,297	42.7%
Cost of sales—wholesale and online	17,777	21,011	(3,234)	-15.4%
General and administrative	3,954,997	2,679,037	1,275,960	47.6%
Loss from operations	(2,399,356)	(1,697,269)	(702,087)	41.4%
Other income	16,440	-	16,440	N/A %
PPP grant income	-	115,000	(115,000)	-100.0%
Interest expense	(39,404)	(11,484)	(27,920)	243.1%
Loss on extinguishment of debt	-	(982,383)	982,383	-100.0%
Loss before income taxes	(2,422,320)	(2,576,136)	153,816	-6.0%
Provision for income taxes	-	-	-	0.0%
Net loss	$(2,422,320)	$(2,576,136)	$153,816	-6.0%

	Three Months Ended September 30,		Increase / (Decrease)
	2022	2021	Dollars	Percentage
Net revenues:
Stores	$827,332	$668,184	$159,148	23.8%
Wholesale and online	10,913	19,630	(8,717)	-44.4%
Total net revenues	838,245	687,814	150,431	21.9%
Operating costs and expenses:
Product, food and drink costs—stores	242,547	295,008	(52,461)	-17.8%
Cost of sales—wholesale and online	4,780	8,599	(3,819)	-44.4%
General and administrative	1,486,550	1,452,086	34,464	2.4%
Loss from operations	(895,632)	(1,067,879)	172,247	-16.1%
PPP grant income	-	115,000	(115,000)	-100.0%
Interest expense	(24,428)	(5,711)	(18,717)	327.7%
Loss on extinguishment of debt	-	(982,383)	982,383	-100.0%
Loss before income taxes	(920,060)	(1,940,973)	1,020,913	-52.6%
Provision for income taxes	-	-	-	0.0%
Net loss	$(920,060)	$(1,940,973)	$1,020,913	-52.6%

	Nine months ended September 30,		Three months ended September 30,
	2022	2021	2022	2021

Net revenues:
Stores	98.3%	96.9%	98.7%	97.1%
Wholesale and online	1.7%	3.1%	1.3%	2.9%
Total net revenues	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Product, food and drink costs—stores	33.9%	36.0%	28.9%	42.9%
Cost of sales—wholesale and online	0.7%	1.3%	0.6%	1.3%
General and administrative	166.2%	170.9%	177.3%	211.1%
Loss from operations	-100.8%	-108.2%	-106.8%	-155.3%
Other income	0.7%	0.0%	0.0%	0.0%
PPP grant income	0.0%	7.3%	0.0%	16.7%
Interest expense	-1.7%	-0.7%	-2.9%	-0.8%
Loss on extinguishment of debt	0.0%	-62.7%	0.0%	-142.8%
Loss before income taxes	-101.8%	-164.3%	-109.8%	-282.2%
Provision for income taxes	0.0%	0.0%	0.0%	0.0%
Net loss	-101.8%	-164.3%	-109.8%	-282.2%

Revenues. Revenues were approximately $2.4 million for the nine-month period ended September 30, 2022, compared to $1.6 million for the comparable period in 2021, representing an increase of approximately $812,000, or 51.8%. Revenues were approximately $838,000 for the three-month period ended September 30, 2022, compared to $688,000 for the comparable period in 2021, representing an increase of approximately $150,000, or 21.9%. The increase in sales for the periods was primarily driven by the opening of new locations, and to the continued focus on marketing efforts to grow brand recognition.

Gross margin. Gross margin was approximately $1.6 million for the nine-month period ended September 30, 2022, compared to $1.0 million for the comparable period in 2021, representing an increase of approximately $574,000, or 58.5%. Gross margin was approximately $591,000 for the three-month period ended September 30, 2022, compared to $384,000 for the comparable period in 2021, representing an increase of approximately $207,000, or 53.8%. The increase in gross margin for the periods was primarily driven by increase in sales.

Product, food and drink costs. Product, food and drink costs were approximately $806,000 for the nine-month period ended September 30, 2022 compared to $565,000 for the comparable period in 2021, representing an increase of approximately $241,000, or 42.7%, and were approximately $243,000 for the three-month period ended September 30, 2022 compared to $295,000 for the comparable period in the prior year, representing an decrease of $52,000, or -17.8%. The increase in costs for the nine-month period ended September 30, 2022 as compared to the comparable period in 2021 was partially driven by the opening of new locations and the overall increase in sales for the period.

General and administrative expenses. General and administrative expenses were approximately $4.0 million for the nine-month period ended September 30, 2022 compared to $2.7 million for the comparable period in the prior year, representing an increase of approximately $1.3 million, or 47.6%, and were approximately $1.49 million for the three-month period ended September 30, 2022 compared to $1.45 million for the comparable period in 2021, representing an increase of approximately $34,000, or 2.4%.

This increase in general and administrative expenses for the nine-month period ended September 30, 2022 compared to the comparable period in the prior year was primarily due to the hiring of additional administrative employees, increases in professional services and corporate-level costs to support growth plans, the opening of new restaurants, as well as costs associated with outside administrative, legal and professional fees and other general corporate expenses associated with preparing to become a public company.

Liquidity and Capital Resources

We have a history of operating losses and negative cash flow in operating activities. We have incurred recurring net losses, including net losses from operations before income taxes of $2.4 million and $2.6 million for the nine-month periods ended September 30, 2022 and 2021, respectively. We used $2.0 million and $2.1 million of cash for operating activities for the nine-month periods ended September 30, 2022 and 2021, respectively.

Our cash needs will depend on numerous factors, including our revenues, completion of our product development activities, customer and market acceptance of our product, and our ability to reduce and control costs. We expect to devote substantial capital resources to, among other things, fund operations and continue development plans. For example, we estimate that the average development cost of a company-owned retail location is approximately $150,000 and we plan to open additional 20 company-owned retail locations by the end of 2023.

In August 2022, the Company consummated the IPO of 1,440,000 shares of its common stock at a public offering price of $5.00 per share, generating gross proceeds of $7,200,000. Net proceeds from the IPO were approximately $6.2 million after deducting underwriting discounts and commissions and other offering expenses of approximately $998,000.

We believe that expected cash flow from operations, the establishment of a credit facility and the proceeds from the IPO will be adequate to fund operating lease obligations, capital expenditures and working capital obligations for at least the next 12 months and thereafter.

	Nine Months Ended September 30,
	2022	2021
Statement of Cash Flow Data:
Net cash used in operating activities	(1,996,700)	(2,070,474)
Net cash used in investing activities	(333,189)	(412,673)
Net cash provided by financing activities	6,154,935	3,229,395

Cash Flows Used in Operating Activities

Net cash used in operating activities during the nine-month period ended September 30, 2022 was approximately $2.0 million, which resulted from net loss of $2.4 million, non-cash charges of $225,000 for stock compensation and $147,000 for depreciation and net cash outflows of $100,000 from changes in operating assets and liabilities. The net cash outflows from changes in operating assets and liabilities were primarily the result of increases in inventory of $14,000, prepaid and other assets of $64,000 and a decrease in accounts payable of $25,000, partially offset by increase of $130,000 in accrued liabilities. The increase in accrued liabilities was primarily due to the timing of cash payments for sales tax and payroll.

Net cash used in operating activities during the nine-month period ended September 30, 2021 was approximately $2.1 million, which resulted from net loss of $2.6 million, non-cash charges of $575,000 for stock compensation and $130,000 for depreciation, and net cash outflows of $84,000 from changes in operating assets and liabilities. The net cash outflows from changes in operating assets and liabilities were primarily the result of increases in inventories of $7,000, prepaids and other assets of $97,000 and a decrease in accounts payable of $44,000, partially offset by increases of $23,000 in accrued liabilities.

Cash Flows Used in Investing Activities

Net cash used in investing activities during the nine-month periods ended September 30, 2022 and 2021 was $333,000 and $413,000, respectively, These expenditures in each period are primarily related to purchases of property and equipment in connection with current and future location openings and maintaining our existing locations.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities during the nine-month period ended September 30, 2022 was $6.2 million, which was primarily a proceeds from the IPO, net of offering expenses of approximately $998,000.

Net cash provided by financing activities during the nine-month period ended September 30, 2021 was $3.2 million, primarily due to approximately $2.5 million received from the common stock issuance and $1.0 million from the loans, offset by approximately $316,000 of repayments of borrowings.

As of September 30, 2022, the Company had total assets of approximately $9.2 million. Our cash balance as of September 30, 2022 was approximately $4.7 million.

Credit Facilities

Loan with Fora Financial

In October 2019, the Company entered into a loan agreement with Fora Financial in the principal amount of $138,600 and remaining principal amount of $48,510. The loan payable has a maturity date on October 11, 2019. The loan was due on demand. As of September 30, 2022 and December 31, 2021, there was a balance outstanding of $0.

Loans with Square Capital

In August 2022, the Company entered into loan agreements with Square Capital in the aggregate principal amount of $100,000 with loan costs of $12,215. The loan payable has a maturity date on February 2, 2024. As of September 30, 2022 and December 31, 2021, there was a balance outstanding of $88,982 and $0, respectively.

Economic Injury Disaster Loan

On May 16, 2020, the Company executed the EIDL Loan from the SBA under its EIDL assistance program in light of the impact of the COVID-19 pandemic on the Company’s business. As of September 30, 2022, the loan payable, EIDL Loan noted above is not in default.

Pursuant to the SBA Loan Agreement, the Company borrowed an aggregate principal amount of the EIDL Loan of $500,000, with proceeds to be used for working capital purposes. Interest accrues at the rate of 3.75% per annum and will accrue only on funds actually advanced from the date of each advance. Installment payments, including principal and interest, are due monthly beginning May 16, 2021 (twelve months from the date of the SBA Loan Agreement) in the amount of $731. The balance of principal and interest is payable thirty years from the date of the SBA Loan. In connection therewith, the Company also received a $10,000 grant, which does not have to be repaid. During the year ended December 31, 2020, $10,000 was recorded in Economy injury disaster loan (EIDL) grant income in the Statements of Operations. The schedule of payments on this loan was later deferred to commence 24 months from the date of loan, and therefore, the full amount of the loan is outstanding as of September 30, 2022 and payments shall commence starting in May 2022.

In connection therewith, the Company executed (i) a loan for the benefit of the SBA, which contains customary events of default and (ii) a Security Agreement, granting the SBA a security interest in all tangible and intangible personal property of the Company, which also contains customary events of default (the “SBA Security Agreement”).

Paycheck Protection Program Loan

In May 2020, the Company secured a loan under the PPP administered by the SBA in the amount of $115,000. In February 2021, the Company secured a second loan under this program in the amount of approximately $167,000. The interest rate of the loan is 1.00% per annum and accrues on the unpaid principal balance computed on the basis of the actual number of days elapsed in a year of 360 days. Commencing seven months after the effective date of each PPP Loan, the Company is required to pay the Lender equal monthly payments of principal and interest as required to fully amortize any unforgiven principal balance of the loan by the two-year anniversary of the effective date of the loan. The PPP Loan contains customary events of default relating to, among other things, payment defaults, making materially false or misleading representations to the SBA or the Lender, or breaching the terms of the PPP Loan. The occurrence of an event of default may result in the repayment of all amounts outstanding under the PPP Loan, collection of all amounts owing from the Company, or filing suit and obtaining judgment against the Company. Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of the loan granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payment of payroll costs and any payments of mortgage interest, rent, and utilities. Recent modifications to the PPP by the U.S. Treasury and Congress have extended the time period for loan forgiveness beyond the original eight-week period, making it possible for the Company to apply for forgiveness of its PPP loan. The Company was granted forgiveness for the initial PPP Loan prior to December 31, 2021 and expects to be granted forgiveness on the remainder subsequently.

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

Critical Accounting Estimates and Policies

The preparation of financial statements requires management to utilize estimates and make judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. These estimates are based on historical experience and on various other assumptions that management believes to be reasonable under the circumstances. The estimates are evaluated by management on an ongoing basis, and the results of these evaluations form a basis for making decisions about the carrying value of assets and liabilities that are not readily apparent from other sources. Although actual results may differ from these estimates under different assumptions or conditions, management believes that the estimates used in the preparation of our financial statements are reasonable. The critical accounting policies affecting our financial reporting are summarized in Note 2 to the financial statements included elsewhere in this Quarterly Report on Form 10-Q

Recent Accounting Pronouncements

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2022. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and (b) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding any required disclosure.

Changes in Internal Control Over Financial Reporting

Due to a transition period established by SEC rules applicable to newly public companies, our management is not required to evaluate the effectiveness of our internal control over financial reporting until after the filing of our Annual Report on Form 10-K for the year ending December 31, 2022. As a result, this Quarterly Report does not address whether there have been any changes in our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

In the future, the Company may be subject to various legal proceedings from time to time as part of its business. We are currently not involved in litigation that we believe will have a materially adverse effect on our financial condition or results of operations. As of September 30, 2022, there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self- regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries threatened against or affecting our company, our common stock, any of our subsidiaries or of our company’s or our company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision is expected to have a material adverse effect.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

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

Signature	Title	Date

/s/ Jay Kim	Chief Executive Officer	November 14, 2022
Jay Kim	(Principal Executive Officer)

/s/ Stephan Kim	Chief Financial Officer
Stephan Kim	(Principal Financial and Accounting Officer)	November 14, 2022