Form 10-K
period 2022-12-31
Reborn Coffee, Inc.
filed 2023-04-11
CIK 1707910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number: 001-39727

REBORN COFFEE, INC.

(Exact name of registrant as specified in its charter)

Delaware	47-4752305
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

580 N. Berry Street, Brea, CA	92821
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (714) 784-6369

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Shares of Common Stock, $0.0001 par value per share	REBN	The Nasdaq Stock Market LLC (Nasdaq Capital Market)

Securities registered pursuant to section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $140,180,984 based on the closing sales price on the Nasdaq Stock Market LLC on June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter.

As of April 11, 2023, there were 13,163,126 shares of common stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) that are based on our management’s beliefs and assumptions and on information currently available to management, and which statements involve substantial risk and uncertainties. All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, market growth and trends, and objectives for future operations are forward-looking statements. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions.

These risks and uncertainties include, among other things, risks related to:

●	the COVID-19 pandemic and its impact on our business, operations, and the markets and communities in which we and our customers operate;

●	our inability to successfully identify and secure appropriate sites and timely develop and expand our operations;

●	our inability to protect our brand and reputation;

●	our dependence on a small number of suppliers;

●	our inability to protect against security breaches of confidential customer information;

●	our expectations regarding our future operating and financial performance;

●	the size of our addressable markets, market share, and market trends;

●	our ability to compete in our industry;

●	changes in consumer tastes and nutritional and dietary trends;

●	our ability to effectively manage the continued growth of our workforce and operations;

●	our inability to open profitable locations;

●	our failure to generate projected same location sales growth;

●	the sufficiency of our cash, cash equivalents, and investments to meet our liquidity needs;

●	our dependence on long-term non-cancelable leases;

●	our relationship with our employees and the status of our workers;

●	our inability to maintain good relationships with our future franchising partners;

●	the effects of seasonal trends on our results of operations;

●	our vulnerability to global financial market conditions, including the continuing effects from the recent recession;

●	our ability to attract, retain, and motivate skilled personnel, including key members of our senior management;

●	our vulnerability to adverse weather conditions in local or regional areas where our locations are located;

●	the increased expenses associated with being a public company; and

●	the other factors set forth under “Risk Factors” in this report.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. We undertake no obligation to update any forward-looking statements after the date of this Annual Report on Form 10-K or to conform such statements to actual results or revised expectations, except as required by law.

ii

Summary Risk Factors

Investing in our common stock involves a high degree of risk because our business is subject to numerous risks and uncertainties, as further described below. The occurrence of any such risks could adversely affect our business, financial condition, results of operations and prospects. The principal factors and uncertainties that make investing in our common stock speculative or risky include, among others:

●	We have incurred recurring losses and may not be profitable in the future.

●	The report of the independent registered public accounting firm includes a going concern uncertainty explanatory paragraph.

●	Evolving consumer preferences and tastes may adversely affect our business.

●	Our financial condition and quarterly results of operations are subject to, and may be adversely affected by, a number of factors, many of which are also largely outside our control and as such our results may fluctuate significantly and may not fully reflect the underlying performance of our business.

●	We may not be able to compete successfully with other coffee locations, QSRs and convenience locations, including the growing number of coffee delivery options. Intense competition in the foodservice and restaurant industry could make it more difficult to expand our business and could also have a negative impact on our operating results if customers favor our competitors or we are forced to change our pricing and other marketing strategies.

●	Our failure to manage our growth effectively could harm our business and operating results.

●	Our inability to identify, recruit and retain qualified individuals for our locations could slow our growth and adversely impact our ability to operate.

●	Our locations are geographically concentrated in California, and we could be negatively affected by conditions specific to that region.

●	Interruption of our supply chain of coffee or other ingredients, coffee machines and other restaurant equipment or packaging could affect our ability to produce or deliver our products and could negatively impact our business and profitability.

●	Increases in the cost of high-quality coffee beans or other commodities or decreases in the availability of high-quality coffee beans or other commodities could have an adverse impact on our business and financial results.

●	We are increasingly dependent on information technology and our ability to process data in order to operate and sell our goods and services, and if we (or our vendors) are unable to protect against software and hardware vulnerabilities, service interruptions, data corruption, cyber-based attacks, ransomware or security breaches, or if we fail to comply with our commitments and assurances regarding the privacy and security of such data, our operations could be disrupted, our ability to provide our goods and services could be interrupted, our reputation may be harmed and we may be exposed to liability and loss of customers and business.

●	Pandemics or disease outbreaks such as COVID-19 have had, and may continue to have, an effect on our business and results of operations.

●	Our success depends substantially on the value of our brands and failure to preserve their value could have a negative impact on our financial results.

●	Food safety and quality concerns may negatively impact our brand, business and profitability, our internal operational controls and standards may not always be met and our employees may not always act professionally, responsibly and in our and our customers’ best interests. Any possible instances or reports, whether true or not, of food and/or beverage-borne illness could reduce our sales.

●	Changes in the availability of and the cost of labor could harm our business.

●	Our culture has contributed to our success, and if we cannot maintain this culture as we grow, we could lose the high employee engagement fostered by our culture, which could harm our business.

●	Our growth strategy depends in part on opening new retail locations in existing and new markets. We may be unsuccessful in opening new retail locations or establishing new markets, which could adversely affect our growth.

●	Our operating results and growth strategies will be closely tied to the success of our future franchise partners and we have limited control with respect to their operations. Additionally, our future franchise partners’ interests may conflict or diverge with our interests in the future, which could have a negative impact on our business.

iii

PART I

Item 1. Business

Corporate History and Background

Reborn Coffee, Inc. (“Reborn”) was incorporated in the State of Florida in January 2018. In July 2022, Reborn was migrated from Florida to Delaware, and filed a certificate of incorporation with the Secretary of State of the State of Delaware having the same capitalization structure as the Florida predecessor entity. Reborn has the following wholly owned subsidiaries:

●	Reborn Global Holdings, Inc. (“Reborn Holdings”), a California Corporation incorporated in November 2014. Reborn Holdings is engaged in the operation of wholesale distribution and retail coffee stores in California to sell a variety of coffee, tea, Reborn brand name water and other beverages along with bakery and dessert products.

●	Reborn Coffee Franchise, LLC (the “Reborn Coffee Franchise”), a California limited liability corporation formed in December 2020, is a franchisor providing premier roaster specialty coffee to franchisees or customers. Reborn Coffee Franchise continues to develop the Reborn Coffee system for the establishment and operation of Reborn Coffee stores using one or more Reborn Coffee marks. Reborn Coffee Franchise does not have any franchisee as of December 31, 2022.

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

On August 12, 2022, the Company’s stock began trading on the Nasdaq Capital Market under the symbol “REBN”.

Our Company

Reborn Coffee is a high growth operator and franchisor of retail locations and kiosks that focus on serving high quality, specialty-roasted coffee. We are an innovative company that strives for constant improvement in the coffee experience through exploration of new technology and premier service, guided by traditional brewing techniques. We believe Reborn differentiates itself from other coffee roasters through its innovative techniques, including sourcing, washing, roasting, and brewing our coffee beans with a balance of precision and craft.

The source of coffee is pinnacle to specialty coffee. The coffee industry has gone through various phases including the first, second, third and fourth wave. In the first and second waves of coffee, the single-origin source and type of the coffee is not necessarily in the forefront during the sourcing process. As such, much of the coffee may be a blend with various sources and a mix of Robusta and Arabica coffee beans. The third wave of coffee focuses on a single-origin source and one variety of coffee bean (specifically Arabica beans). Single-origin beans can focus on specific countries and can also have hyper-focused on specific regions in the third wave of coffee, such as Coban in Guatemala. Arabia beans are considered premier due to the specific requirements for growth and the high-quality flavor they produce. Arabica coffee is required to be grown in higher, cooler elevations in regions.

Differentiated from other coffee companies, the Reborn Wash Process is the key to creating the clean flavor of our coffee. Our Wash Process is distinguished by the use of magnetized water to wash our green coffee beans when they arrive at the Reborn facility, in order to extract impurities and enhance hydration before the roasting process. Magnetizing water is a process that converts the particles of water, which can naturally appear in various sizes, into evenly sized particles. As a result of this process, we believe that the water increases its hydration and ability to absorb into organic material. Our water is created through a water magnetizing device in which water is flowed through the device and magnetizes the water on-site immediately prior to use.

After the wash, we roast our washed-green beans based on the profile of each single-origin. After the coffee beans are roasted, they are then packaged into various products such as whole bean coffee, pour over packs, and cold brew packs. Additionally, whole bean inventory is also supplied to the kiosk and cafes. A portion of the roasted coffee is also allotted to create our award-winning cold brew concentrate. Our cold brew production is created using a proprietary percolation technique, also using magnetized water at each step to enhance the flavor of the cold brew.

We continually innovate in the way we serve coffee. At our cafes, we serve customers our award-winning coffee through cold brew taps in addition to freshly ground coffee beans in espresso-made drinks. Other brew methods, such as an in-house pour over and drip coffee, are also available.

In 2015 Jay Kim, our Chief Executive Officer, founded Reborn Coffee. Mr. Kim and his team launched Reborn Coffee with the vision of using the finest pure ingredients and pristine water. We serve customers through our retail store locations in Southern California: Brea, La Crescenta, Glendale, Corona Del Mar, Arcadia, Laguna Woods, Riverside, Manhattan Village, Cabazon, San Francisco, and Irvine.

Additionally, we expect to continue to develop additional retail locations. We currently are developing 3 additional retail locations, Huntington Beach, Pasadena and Irvine, and have identified additional 2 locations, Diamond Bar and Anaheim, for expansion. In 2023, we expect to open up to 10 company-operated retail locations. As evidence of our success, we received 1st place traditional still in “America’s Best Cold Brew” competition by Coffee Fest in 2017 in Portland and 2018 in Los Angeles.

As of December 31, 2022, all of our 11 locations were company-operated. Our retail locations, which opened through whole year of 2022, generated AUV of approximately $376,000.

In 2022, we generated approximately $3.2 million of revenue, $3.6 million of net loss, a net loss margin of -109.7%, and approximately -$3.3 million of Adjusted EBITDA, a non-GAAP financial measure, resulting in an Adjusted EBITDA margin, a non-GAAP financial measure, of -102.8%. In 2021, we generated approximately $2.3 million of revenue, $3.4 million of net loss, a net loss margin of -150.9%, and approximately -$2.4 million of Adjusted EBITDA, a non-GAAP financial measure, resulting in an Adjusted EBITDA margin, a non-GAAP financial measure, of -104.8%.

A reconciliation of net income to EBITDA, Adjusted EBITDA, and Adjusted EBITDA margin is provided below:

	Years ended December 31,
	2022	2021

Total net revenue, as reported	$3,240,523	$2,280,072
Loss from operations, as reported	$(3,540,542)	$(2,563,677)
Operating margin	-109.3%	-112.4%

Net loss, as reported	$(3,554,897)	$(3,440,401)
Interest, net	29,195	16,172
Taxes	1,600	800
Depreciation and amortization	210,616	174,696
EBITDA	(3,313,486)	(3,248,733)
Other income	(16,440)	(7,631)
Loss on extinguishment of debt	-	982,383
PPP loan forgiveness	-	(115,000)
Adjusted EBITDA	$(3,329,926)	$(2,388,981)
Adjusted EBITDA margin	-102.8%	-104.8%

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

Through a broad product offering, Reborn Coffee provides customers with a wide variety of beverages and coffee options. As a result, we believe we can capture share of any experience where customers seek to consume great beverages whether in our inviting store atmospheres which are designed for comfort, or on the go through our pour over packs, or at home with our whole bean ground coffee bags. We believe that the retail coffee market in the US is large and growing. According to IBIS, in 2023, the retail market for coffee in the United States is expected to be $48.7 billion. This is expected to grow due to a shift in consumer preferences to premium coffee, including specialized blends, espresso-based beverages, and cold brew options. Reborn aims to capture a growing portion of the market as we expand and increase consumer awareness of our brand.

Branding

Reborn Coffee focuses on two key features in our branding, including “Introducing the Fourth Wave” and “America’s Best Cold Brew.” These phrases encapsulate the quality of the Reborn Process of sourcing, washing, roasting, and brewing coffee and the quality of the product that we create.

The Reborn brand is essential to our marketing strategy, as it allows us to stand out compared to our competitors. The products aim to make customers feel “reborn” after drinking a cup of coffee.

Our Menu and Products

We purchase and roast high-quality coffees that we sell, along with handcrafted coffee, tea and other beverages and a variety of high-quality food items. We believe in offering customers the same great taste and quality whether served in store or on the go. We also partner with third-party importers and exporters to purchase and import our green coffee beans. Through these relationships, we source high-quality coffee beans from across the globe, including Mexico, Ethiopia, Colombia, Guatemala, Brazil, and Honduras.

Our Retail Locations

Reborn Coffee is built upon superior customer service, convenience and a modern experience as well as safe, clean and well-maintained stores that reflect the personalities of the communities in which they operate, thereby building a high degree of customer loyalty. Our strategy for expanding our retail business is to increase our category share in an aggressive manner, by opening additional stores in new and existing markets, as well as increasing sales in existing stores. Store growth in specific existing markets will vary due to many factors, including expected financial returns, the maturity of the market, economic conditions, consumer behavior and local business practices. Our highly efficient retail locations and kiosks place a premium on customer convenience without sacrificing the personal experience. Our new retail locations are typically 800 to 1,500 square feet and are located in shopping plazas in upscale areas. We strategically position our new locations in areas where large-chain coffee locations have moved out, creating an opportunity for us to remodel a purpose-built coffee retail store. In this way, we are able to open quickly in high traffic areas with established local demand for coffee, ensuring a customer base we can convert into Reborn Coffee customers by offering a specialty coffee experience that wasn’t previously available. Our locations feature patios, contemporary design, and inviting atmospheres for socialization, study, and work. Our retail locations generated AUV of approximately $376,000 in 2022. As we expand our retail footprint and improve customer awareness, we expect our AUV to grow.

Franchise Operations

In January 2021, the Company formed Reborn Coffee Franchise LLC in the State of California in order to begin franchising Reborn Coffee retail stores and kiosks. The Company plans to charge future franchisees a non-refundable franchise fee and certain marketing and royalty fees based on gross sales, however we presently have no contractual commitments or other agreements to do so. We expect to begin franchise sales in 2024. We believe that our team’s prior experience building a large, global foodservice business will allow us to rapidly scale our future franchise effort. In addition, we have formed a franchise council consisting of a team of franchise experts to advise us. We plan to expand beyond California to additional states to create a national and global presence.

Expanding Sales Channels

Today, we sell a variety of our coffee and tea products through the enterprise, or commercial, channel, which we refer to as “B2B”, as well as direct-to-consumer via our website. We expect to increase our channel presence by increasing the availability of Reborn Coffee in businesses and enterprises, and expand upon the partnerships we have in place with hotel operators to increase the use and brand awareness in hospitality. We also expect to grow our online sales through new partnerships with third-party retailers. Our products are available in various form factors, such as whole bean roasted coffee bags, single-serve drip bags, and pour over packs. We are exploring partnerships with grocery operators and foodservice providers to expand the Reborn Coffee brand.

Our Growth

Reborn Coffee is in the early stages of rapid growth as we strategically expand our footprint in existing markets and enter new markets. In the future, Reborn Coffee plans to expand across the country with new retail locations to share the quality of our specialty coffee. Reborn Coffee aims to also engage in the sales of future franchises to propel a new innovated wave in the coffee industry called “The Fourth Wave.” Reborn Coffee will continue to innovate in the coffee industry by making the industry more personal to our consumers, future franchisees, and employees. This goal will be achieved through the continued innovation in our products, sourcing directly from farms, and giving customers choices in how their coffee is served to them. As Reborn Coffee expands, we hope to show the world that expanding in volume and size does not diminish the quality and personal element that is instilled in the coffee industry.

Our brand experience has enabled strong growth and financial performance. Revenue grew from $2.3 million in the 12 months ended December 31, 2021, to $3.2 million in the 12 months ended December 31, 2022. We continue to accelerate the pace of new “corporate-owned” (i.e., directly owned by Reborn) stores openings and intend to operate over 20 corporate-owned locations by year end 2023.

Since our founding, we have focused on delivering:

●	Quality. Reborn Coffee sources the highest quality whole beans globally. We meet with coffee farmers, test coffee bean samples, and roast the beans in our headquarters in Southern California.

●	Service. Reborn Coffee provides the highest quality service to our customers. We pride ourselves on training our baristas and improving their knowledge of the art of coffee, which in turn allows us to deliver outstanding products and service to our customers.

●	Innovation. Reborn Coffee is a leader in the “Fourth Wave” premium coffee movement. We introduced our premium pour over pack coffee in 2017 and continue to innovate, recently introducing our unique cold brew system into our retail stores.

Experienced Leadership Team

Our relentless commitment to excellence is driven by our passionate management team under the leadership of Founder and Chief Executive Officer Jay Kim. Jay launched Reborn Coffee with the vision to provide the best coffee using the purest ingredients. Jay is focused on the expansion of Reborn and he has surrounded himself with leaders with direct experience in beverage and retail. Stephan Kim, our Chief Financial Officer, has almost 20 years of experience in public accounting and consulting. Other members of our executive leadership team bring high growth, franchise and sector expertise.

Our Commitment to Our Team

Reborn Coffee believes in mentoring the developing the next generation of premium coffee baristas. Through our in-depth training, we aim to train dedicated employees who understand the science and art behind every cup of coffee. We also expect to form a training school specializing in creating passionate baristas and coffee connoisseurs, by educating its students about coffee processes and preparation methods. The efforts for the training school are underway and we expect to launch the program in 2023.

Our Highly Engaged Customers

Reborn Coffee customers are loyal to our brand due to our intense focus on premium coffee and customer service. Community engagement is another essential element of Reborn Coffee’s in-person marketing strategy. Reborn hosts on-site engagements, such as event sponsorships, and engages with local Chambers of Commerce. Previously, we have worked with Lululemon to host yoga sessions outside of our retail locations, creatively engaging the community while simultaneously promoting Reborn as an active lifestyle. We have also hosted pop-up locations on the Facebook campus, further expanding our outreach and introducing our brand name to different communities. We further engage with the community by organizing our own latte art competitions, in which baristas can compete for prizes and customers in the audience can witness the competitive passion Reborn Coffee encompasses.

Digital Channels

Reborn Coffee focuses on many digital channels in its marketing strategy. Social media is an important leg that creates engagement and education of Reborn Coffee’s brand. Customers primarily engage the brand on Instagram, where we host giveaways, share new store openings, and promote seasonal menus. Through our unique, modern aesthetic and intense focus on high-quality coffee, we are able to share the quality and essence of Reborn Coffee on display inside of our retail locations with existing and future customers on social media platforms.

For both the in-store café channel and the e-commerce channel, SMS & email marketing are used for reengagement and communication of new products and offerings.

Digital advertising channels are also used, primarily to engage the online market audience. Google and Facebook are the primary paid ad channels that we currently utilize. Yelp advertising is also used to engage local customers and tourists who visit specific areas where Reborn Coffee retail locations are located.

In-Person Marketing Engagement

Engaging customers in-store with a marketing plan is essential for customer retention and new customer generation. Reborn Coffee’s customer loyalty program provides free drinks for every 10 drinks purchased. Additionally, store customers may participate in promotional deals, especially during the holidays and new item releases, to try new innovative items created in-house. We also offer coffee samples of our pour over packs as well as new beans to our retail location customers. The distribution of coffee samples has expanded customers’ knowledge of our products and, led to increased contributing to whole bean sales.

Reborn Coffee locations are located in heavily trafficked areas as well as popular malls. As such, the potential for marketing and branding is very high in these locations. Signage and promotional deals with giveaways are essential to attracting new customers.

OUR GROWTH STRATEGIES

Corporate and Franchise Expansion

Reborn Coffee plans to expand across the Unites States with company operated locations and franchise locations to share the quality of specialty coffee. Reborn Coffee aims to accelerate our growth through our franchise program. Reborn Coffee will continue to innovate in the coffee industry by making the industry more personal to the consumers, prospective franchisees, and employees. This goal will be achieved through the continued innovation in our products, sourcing directly from farms, and giving customers choices in how their coffee is served to them. As Reborn expands, we hope to show the world that expanding in volume and size does not diminish the quality and personal element that is instilled in the coffee industry.

We have started to scale our logistics and supply chain to provide support for our rapid growth, including for our future franchisees. We have increased roasting capacity and our paper goods supplies, including an emphasis on eco-friendly products.

B2B Strategy

Reborn Coffee products are unique given their potential to engage with business partners for large wholesale orders. Currently, Reborn Coffee builds strong relationships with hotel management companies within California and out-of-state. We currently work with several hotels, providing pour over packs and cold brew packs to cater to their customer needs. Reborn Coffee plans to continue growing its B2B marketing and sales strategy through active outreach and advertising to potential partners. We believe that access to large-scale distribution channels such as hotels increases consumer awareness of our brand while providing us access to large enterprise customers. Gift giving comprises a large percentage of winter B2B sales at Reborn Coffee. During the holidays, Reborn Coffee’s B2B marketing strategy focuses on targeting companies, and specific teams within companies, that are seeking to provide end of the year gifts to their clients and customers. Reborn Coffee provides customized gift sets to each customer’s needs. Word-of-mouth marketing has grown our B2B holiday gift giving accounts greatly, forging opportunities to have worked with companies like Google to provide gift sets for their clients. Reborn Coffee plans to expand not only by growing its retail location footprint, but also through the development of more hotel partnerships, expansion into grocery stores and markets, expansion of our e-commerce and wholesale.

Reborn Coffee believes the grocery market is another major channel through which we expect to access. Through both bulk sales of roasted beans and in-store kiosks, as well sales of pre-packaged products, Reborn Coffee will access customers who purchase both in volume and for those customers looking for a handcrafted beverage during their in-store shopping experience. We are exploring discussions with a variety of retailers and expect to access these additional sales channels in 2023.

Corporate Information

Our principal executive offices are located at 580 N. Berry Street, Brea, CA 92821. Our telephone number is (714) 784-6369. Our website address is http://www.reborncoffee.com. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K, and you should not consider information on our website to be part of this Annual Report on Form 10-K.

Implications of Being an Emerging Growth Company

We are an “emerging growth company” as defined in the JOBS Act. For as long as we are an emerging growth company, unlike other public companies that do not meet those qualifications, we are not required to:

●	provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404(b) of Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act;

●	provide more than two years of audited financial statements and related management’s discussion and analysis of financial condition and results of operations in a registration statement on Form S-1;

●	comply with any new requirements adopted by the Public Company Accounting Oversight Board, or the PCAOB, requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer;

●	provide certain disclosure regarding executive compensation required of larger public companies or hold shareholder advisory votes on executive compensation required by the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act; or

●	obtain shareholder approval of any golden parachute payments not previously approved.

We will cease to be an “emerging growth company” upon the earliest of:

●	the last day of the fiscal year in which we have $1.07 billion or more in annual gross revenues;

●	the date on which we become a “large accelerated filer” (which means the year-end at which the total market value of our common equity securities held by non-affiliates is $700 million or more as of the last business day of our most recently completed second fiscal quarter);

●	the date on which we have issued more than $1 billion of non-convertible debt securities over a three-year period; and

●	the last day of the fiscal year following the fifth anniversary of our initial public offering.

In addition, Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”), for complying with new or revised accounting standards, but we have irrevocably opted out of the extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates in which adoption of such standards is required for other public companies.

For more information, please see the section of this Annual Report on Form 10-K entitled “Item 1.A. Risk Factors.”

Item 1A. Risk Factors

You should consider carefully the following risk factors, as well as the other information set forth in this report, including our consolidated financial statements and the notes thereto. The following discussion of risk factors includes forward-looking statements and our actual results may differ substantially from those discussed in such forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements.” The disclosures of a risk should not be interpreted to imply that such risk has not already materialized. Additional risks not currently known to us or that we currently believe are immaterial may also impair our business, financial condition, results of operations and cash flows. The occurrence of any of the events or developments described below could materially and adversely affect our business, financial condition, results of operations, and growth prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Unless otherwise indicated, references in these risk factors to our business being harmed will include harm to our business, reputation, brand, financial condition, results of operations, and prospects.

Risks Related to Our Business

We have incurred recurring losses and may not be profitable in the future. Our plans to maintain and increase liquidity may not be successful. The report of the independent registered public accounting firm includes a going concern uncertainty explanatory paragraph.

We have a history of operating losses and negative cash flow in operating activities. We have incurred recurring net losses, including net losses from operations before income taxes of $3.5 million and $2.6 million for the year ended December 31, 2022 and 2021, respectively, and we had an accumulated deficit of $12,031,801 at December 31, 2022. These factors raise substantial doubt as to our ability to continue as a going concern, and our independent registered public accounting firm has included a going concern uncertainty explanatory paragraph in their report for 2022. Our cash needs will depend on numerous factors, including our revenues, completion of our product development activities, customer and market acceptance of our product, and our ability to reduce and control costs. We expect to devote substantial capital resources to, among other things, fund operations and continue development plans. In August 2022, the Company consummated the IPO of 1,440,000 shares of its common stock at a public offering price of $5.00 per share, generating gross proceeds of $7,200,000. Net proceeds from the IPO were approximately $6.2 million after deducting underwriting discounts and commissions and other offering expenses of approximately $998,000. To support our existing and planned business model, the Company needs to raise additional capital to fund our future operations. The Company has not experienced any difficulty in raising funds through loans, and has not experienced any liquidity problems in settling payables in the normal course of business and repaying loans when they fall due. Successful renewal of our loans, however, is subject to numerous risks and uncertainties. In addition, the increasingly competitive industry conditions under which we operate may negatively impacted our results of operations and cash flows. Additional debt financing is anticipated to fund the Company’s operations in near future. However, there are no current agreements or understandings with regard to the form, time or amount of such financing and there is no assurance that any of this financing can be obtained or that the Company can continue as a going concern.

Evolving consumer preferences and tastes may adversely affect our business.

Reborn Coffee’s continued success depends on our ability to attract and retain customers. Our financial results could be adversely affected by a shift in consumer spending away from Reborn Coffee’s beverages, lack of customer acceptance of new products (including due to price increases necessary to cover the costs of new beverages or higher input costs), brand perception (such as the existence or expansion of our competitors), or customers reducing their demand for our current offerings as new beverages are introduced. In addition, most of our beverages contain caffeine, the health effects of which are the subject of public and regulatory scrutiny, including the suggestion of linkages to a variety of adverse health effects. There is increasing consumer awareness of health risks that are attributed to ingredients we use, particularly in the United States, including increased blood pressure and heart rate, anxiety and insomnia, as well as increased consumer litigation based on alleged adverse health impacts of consumption of various food and beverage products. A decrease in customer traffic as a result of these health concerns or negative publicity could significantly reduce the demand for Reborn Coffee’s specialty coffee and could harm our business.

Our financial condition and annual results of operations are subject to, and may be adversely affected by, a number of factors, many of which are also largely outside our control and as such our results may fluctuate significantly and may not fully reflect the underlying performance of our business.

Our annual results of operations and key metrics may vary significantly in the future as they have in the past, and period-to-period comparisons of our results of operations and key metrics may not be meaningful. Accordingly, the results of any one annual period should not be relied upon as an indication of future performance. Our annual results of operations and key metrics may fluctuate as a result of a variety of factors, many of which are outside of our control, and as a result, may not fully reflect the underlying performance of our business. Fluctuations in annual results may negatively impact the value of our securities. Factors that may cause fluctuations in our annual results of operations and key metrics include, without limitation, those listed elsewhere in this Risk Factors section and those listed below. Any one or more of the factors listed below or described elsewhere in this section could harm our business:

●	increases in real estate or labor costs in certain markets;

●	consumer preferences, including those described above;

●	severe weather or other natural or man-made disasters affecting a large market or several closely located markets that may temporarily but significantly affect our business in such markets;

●	especially in our large markets, labor discord or disruption, geopolitical events, social unrest, war, terrorism, political instability, acts of public violence, boycotts, hostilities and social unrest and other health pandemics that lead to avoidance of public places or cause people to stay at home; and

●	adverse outcomes of litigation.

Our marketing programs may not be successful, and our new menu items and advertising campaigns may not generate increased sales or profits.

We incur costs and expend other resources in our marketing efforts on new menu items and advertising campaigns to raise brand awareness and attract and retain customers. These initiatives may not be successful, resulting in expenses incurred without the benefit of higher revenue. Additionally, some of our competitors have greater financial resources than we do, which enable them to spend significantly more on marketing and advertising and other initiatives than we can. Should our competitors increase spending on marketing and advertising and other initiatives or our marketing funds decrease for any reason, or should our advertising, promotions and new menu items be less effective than our competitors, there could be an adverse effect on our results of operations and financial condition.

We may not be able to compete successfully with other specialty coffee locations, including the growing number of coffee delivery options. Intense competition could make it more difficult to expand our business and could also have a negative impact on our operating results if customers favor our competitors or we are forced to change our pricing and other marketing strategies.

We expect competition in our market to continue to be intense as we compete on a variety of fronts, including convenience, taste, price, quality, service and location. If our company-operated and future franchised locations cannot compete successfully with other beverage and coffee locations, other specialty coffee locations, and the growing number of coffee delivery options in new and existing markets, we could lose customers and our revenue could decline. Our company-operated and future franchised locations compete with national, regional and local coffee chains for customers, locations and qualified management and other staff. Compared to us, some of our competitors have substantially greater financial and other resources, have been in business longer, have greater brand recognition or are better established in the markets where our locations are located or are planned to be located. In some markets that we may grow into, there are already well-funded competitors in the coffee or beverage business that may challenge our ability to grow into those regions. Any of these competitive factors may harm our business.

Additionally, if our competitors begin to evolve their business strategies and adopt aspects of the Reborn Coffee business model, our customers may be drawn to those competitors for their beverage needs and our business could be harmed.

Our growth strategy depends in part on opening new locations in existing and new markets. We may be unsuccessful in opening new locations or establishing new markets, which could adversely affect our growth.

As of December 31, 2022, Reborn had 11 company-owned locations. One of the key means to achieving our growth strategy will be through opening new locations and operating those locations on a profitable basis. We opened 4 new company-operated locations in 2022. Additionally, we currently are developing 3 additional retail locations, Huntington Beach, Pasadena and Irvine, and have identified additional 2 locations, Diamond Bar and Anaheim, for expansion. In 2023, we expect to open up to 10 company-operated retail locations.

Our ability to open new locations is dependent upon a number of factors, many of which are beyond our control, including our and our future franchise partners’ ability to:

●	identify available and suitable sites;

●	compete for such sites;

●	reach acceptable agreements regarding the lease of locations;

●	obtain or have available the financing required to acquire and operate a location, including construction and opening costs, which includes access to build-to-suit leases and ground lease construction or renovation arrangements;

●	respond to unforeseen engineering or environmental problems with leased premises;

●	avoid the impact of inclement weather, natural disasters and other calamities;

●	hire, train and retain the skilled management and other employees necessary to meet staffing needs;

●	obtain, in a timely manner and for an acceptable cost, required licenses, permits and regulatory approvals and respond effectively to any changes in local, state or federal law and regulations that adversely affect our and our future franchise partners’ costs or ability to open new locations; and

●	control construction and equipment cost increases for new locations and secure the services of qualified contractors and subcontractors in an increasingly competitive environment.

There is no guarantee that a sufficient number of suitable sites for new locations will be available in desirable areas or on terms that are acceptable to us in order to achieve our growth plan. If we are unable to open new locations, or if future franchise partners do not open new locations, or if location openings are significantly delayed, our revenue or earnings growth could be adversely affected and our business may be harmed.

As part of our longer term growth strategy, we expect to enter into geographic markets in which we have little or no prior operating experience. The challenges of entering new markets include: adapting to local regulations or restrictions that may limit our ability to open new locations, restrict the use of certain branding or increase the cost of development; difficulties in hiring experienced personnel; unfamiliarity with local real estate markets and demographics; consumer unfamiliarity with our brand; and different competitive and economic conditions, consumer tastes and discretionary spending patterns that are more difficult to predict or satisfy than in our existing markets. Consumer recognition of our brand has been important in the success of our locations in our existing markets, and we will need to build this recognition in new markets. Locations we open in new markets may take longer to reach expected sales and profit levels on a consistent basis and may have higher construction, occupancy and operating costs than existing locations, thereby affecting our overall profitability. Any failure on our part to recognize or respond to these challenges may adversely affect the success of any new locations.

Due to brand recognition and logistical synergies, as part of our growth strategy, we also intend to open new locations in areas where we have existing locations. The operating results and comparable location sales could be adversely affected due to close proximity with our other locations and market saturation.

New locations, once opened, may not be profitable or may close, and the increases in average per location revenue and comparable sales that we have experienced in the past may not be indicative of future results.

Our results have been, and in the future may continue to be, significantly impacted by the timing of new location openings, which is subject to a number of factors, many of which are outside of our control, including landlord delays, associated pre-opening costs and operating inefficiencies, as well as changes in our geographic concentration due to the opening of new locations. We have typically incurred the most significant portion of pre-opening expenses associated with a given location within the three months preceding the opening of the location. Our experience has been that labor and operating costs associated with a newly opened location for the first several months of operation are materially greater than what can be expected after that time, both in aggregate dollars and as a percentage of sales. Our new locations commonly take three to five months to reach planned operating levels due to inefficiencies typically associated with new locations, including the training of new personnel, new market learning curves, inability to hire sufficient qualified staff, and other factors. We may incur additional costs in new markets, particularly for transportation and distribution, which may impact sales and the profitability of those locations. Accordingly, the volume and timing of new location openings may have a material adverse impact on our profitability.

Although we target specified operating and financial metrics, new locations may never meet these targets or may take longer than anticipated to do so. Any new location we open may never become profitable or achieve operating results similar to those of our existing locations, which could adversely affect our business, financial condition or results of operations.

Some of Reborn Coffee’s retail locations open with an initial start-up period of higher than normal sales volumes and related costs, which subsequently decrease to stabilized levels. In new markets, the length of time before average sales for new locations stabilize is less predictable and can be longer as a result of our limited knowledge of these markets and consumers’ limited awareness of our brand. Our ability to operate new locations profitably and increase average location revenue and comparable location sales will depend on many factors, some of which are beyond our control, including:

●	consumer awareness and understanding of the Reborn brand;

●	general economic conditions, which can affect location traffic, local labor costs and prices we pay for the beverage and other supplies we use;

●	consumption patterns and beverage preferences that differ from region to region;

●	changes in consumer preferences and discretionary spending;

●	difficulties obtaining or maintaining adequate relationships with distributors or suppliers in new markets;

●	increases in prices for commodities, including coffee, and milk;

●	inefficiency in our labor costs as the staff gains experience;

●	competition, either from our competitors in the beverage industry or our own locations;

●	temporary and permanent site characteristics of new locations;

●	changes in government regulation; and

●	other unanticipated increases in costs, any of which could give rise to delays or cost overruns.

If our new locations do not perform as planned or close, our business and future prospects could be harmed. In addition, an inability to achieve our expected average location revenue could harm our business.

Additionally, opening new locations in existing markets may negatively impact sales at our existing, and our future franchise partners’, locations. The consumer target area of our locations varies by location, depending on a number of factors, including population density, other local retail and business attractions, area demographics and geography. As a result, the opening of a new location in or near markets in which we already have or our future franchise partners will have locations could adversely impact sales at these existing locations while growing overall sales in a region. Existing locations could also make it more difficult to build our and our future franchise partners’ consumer base for a new location in the same market. Sales transfer between our locations may become significant in the future as we continue to expand our operations and could affect our sales growth, which could, in turn, harm our business.

As we expand, we may not be able to maintain our current average location and our business may be harmed. Although we have specific target operating and financial metrics, new locations may not meet these targets or may take longer than anticipated to do so. Any new Reborn Coffee location we open may not be profitable or achieve operating results similar to those of our existing locations, which could adversely affect our business, financial condition or results of operations.

Our failure to manage our growth effectively could harm our business and operating results.

We have experienced rapid growth and increased demand for our products. The growth and expansion of our business and products may place a significant strain on our management, operational and financial resources. As we expand our business, it is important that we continue to maintain a high level of customer service and satisfaction which may place a significant strain on our management, sales and marketing, administrative, financial, and other resources. We may not be able to respond in a timely basis to all the changing demands that our planned expansion will impose on management and on our existing infrastructure, or be able to hire or retain the necessary management and baristas, which could harm our business. Further, if we are not able to continue to provide high quality customer service as a result of these demands, our reputation, as well as our business, including a decline in financial performance, could be harmed. If we experience a decline in financial performance, we may decrease the number of or discontinue new Reborn Coffee location openings, or we may decide to close locations that we are unable to operate in a profitable manner.

We are required to manage multiple relationships with various strategic partners, our future franchise partners, customers, and other third parties. In the event of further growth of our operations or in the number of our third-party relationships, our existing management systems, financial and management controls and information systems may not be adequate to support our planned expansion and we may face challenges of integrating, developing, training, and motivating a rapidly growing employee base in our various locations and maintaining our company culture across multiple company-operated and future franchise locations. Our ability to manage our growth effectively will require us to continue to enhance our systems, procedures and controls and to locate, hire, train and retain management and staff, particularly in new markets which may require significant capital expenditures.

Damage to our brand or reputation and negative publicity could negatively impact our business, financial condition and results of operations.

Our reputation and the quality of our Reborn Coffee brand are critical to our business and success in existing markets and will be critical to our success as we enter new markets. We believe that we have built our reputation on the high quality of our coffee and service, our commitment to our customers and our strong employee culture, and we must protect and grow the value of our brand in order for us to continue to be successful. Any incident that erodes consumer loyalty for our brand could significantly reduce its value and damage our business.

We may, from time to time, be faced with negative publicity, regardless of its accuracy, relating to beverage quality; the safety, sanitation and welfare of our locations; customer complaints or litigation alleging illness or injury; health inspection scores; integrity of our or our suppliers’ food processing, employment practices and other policies, practices and procedures; or employee relationships and welfare or other matters. Negative publicity may adversely affect us, regardless of whether the allegations are substantiated or whether we are held to be responsible. In addition, the negative impact of adverse publicity relating to one location may extend far beyond the location involved, to affect some or all of our other locations, including our future franchise partner locations. The risk of negative publicity is particularly great with respect to our future franchise partner locations because we are limited in the manner in which we can regulate them, especially on a real-time basis, and negative publicity from our future franchise partners’ locations may also significantly impact company-operated locations. A similar risk exists with respect to beverage businesses unrelated to us if customers mistakenly associate such unrelated businesses with our operations. Employee claims against us based on, among other things, wage and hour violations, discrimination, harassment or wrongful termination may also create not only legal and financial liability but negative publicity that could adversely affect us and divert our financial and management resources that would otherwise be used to benefit the future performance of our operations. These types of employee claims could also be asserted against us, on a co-employer theory, by employees of our future franchise partners. A significant increase in the number of these claims or an increase in the number of successful claims could harm our business.

Additionally, there has been a marked increase in the use of social media platforms and similar devices, including blogs, social media websites and other forms of internet-based communications that provide individuals with access to a broad audience of consumers and other interested persons. The availability of information on social media platforms is virtually immediate as is its impact. Many social media platforms immediately publish the content their subscribers and participants can post, often without filters or checks on accuracy of the content posted. The opportunity for dissemination of information, including inaccurate information, is seemingly limitless and readily available. Information concerning us may be posted on such platforms at any time. Information posted may be adverse to our interests or may be inaccurate, each of which may harm our performance, prospects or business. The harm may be immediate without affording us an opportunity for redress or correction.

Ultimately, the risks associated with any such negative publicity or incorrect information cannot be completely eliminated or mitigated and may harm our business.

Our inability to identify, recruit and retain qualified individuals for our locations could slow our growth and adversely impact our ability to operate.

Our success also depends substantially on the contributions and abilities of our staff on whom we rely to give customers a superior experience and elevate our brand. Our success depends in part upon our ability to attract, motivate and retain a sufficient number of qualified operators, all of whom come from within our system, and staff to meet the needs of our existing locations and to staff new locations. We aim to hire warm, friendly, motivated, caring, self-aware and intellectually curious individuals, who are excited and committed to championship performance, remarkable and enriching hospitality, embodying our culture and actively growing themselves and our brand. A sufficient number of qualified individuals to fill these positions and qualifications may be in short supply in some communities. Competition in these communities for qualified staff is high and will likely require us to pay higher wages and provide greater benefits, especially if there is continued improvement in regional or national economic conditions. We place a heavy emphasis on the qualification and training of our personnel and spend a significant amount of time and money on training our employees. Any inability to recruit and retain qualified individuals may result in higher turnover and increased labor costs, and could compromise the quality of our service, all of which could adversely affect our business. Any such inability could also delay the planned openings of new locations and could adversely impact our existing locations. Any such inability to retain or recruit qualified employees, increased costs of attracting qualified employees or delays in location openings could harm our business.

Our expansion into new domestic markets may present increased risks, which could affect our profitability.

We plan to open additional company-operated Reborn Coffee locations in domestic markets where we have little or no operating experience. The target consumer base of our locations varies by location, depending on a number of factors, including population density, other local coffee and convenience beverage distributors, area demographics and geography. Locations we open in new markets may take longer to reach expected sales and profit levels on a consistent basis. New markets may have competitive or regulatory conditions, consumer tastes and discretionary spending patterns that are more difficult to predict or satisfy than our existing markets. We may need to make greater investments than we originally planned in advertising and promotional activity in new markets to build brand awareness. We may find it more difficult in new markets to hire, motivate and keep qualified employees who share our values. Until we attain a critical mass in a market, the locations we do open will have reduced operating leverage. As a result, these new locations may be less successful or may achieve target operating profit margins at a slower rate than existing locations did, if ever. If we do not successfully execute our plans to enter new markets, our business could be harmed.

We are subject to the risks associated with leasing space subject to long-term non-cancelable lease and, in the event we chose to purchase real property in the future, owning real estate.

Our leases generally have initial multiple-year terms with renewal options. Location leases provide for a specified annual rent, typically at a fixed rate with annual increases and other escalators. Generally, our leases are “net” leases, which require us to pay all the cost of insurance, taxes, maintenance and utilities. We generally cannot terminate these leases without incurring substantial costs. Additional sites that we lease are likely to be subject to similar long-term non-cancelable leases. If an existing or future location is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. In addition, as each of our leases expires, we may fail to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to close locations in desirable locations.

Also, should we choose to purchase real property for various locations in the future, we would be subject to all the risks generally associated with owning real estate, including changes in the investment climate for real estate, demographic trends and supply or demand for the use of the locations, which may result from competition from similar restaurants in the area as well as strict, joint and several liability for environmental contamination at or from the property, regardless of fault.

Our operating results and growth strategies will be closely tied to the success of our future franchise partners and we will have limited control with respect to their operations. Additionally, our future franchise partners’ interests may conflict or diverge with our interests in the future, which could have a negative impact on our business.

As we grow, we will depend on the financial success and cooperation of our future franchise partners for our success. Our future franchise partners are independent business operators and are not our employees, and as such we have limited control over how our prospective franchise partners will run their businesses, and their inability to operate successfully could adversely affect our operating results.

We will receive royalties, franchise fees, contributions to our marketing development fund, and other fees from our future franchise partners. Additionally, we will sell proprietary products to our future franchise partners at a markup over our cost to produce. We have established operational standards and guidelines for our future franchise partners; however, we will have limited control over how our future franchise partners’ businesses are run, including day to day operations. Even with these operation standards and guidelines, the quality of franchised Reborn Coffee locations may be diminished by any number of factors beyond our control. Consequently, our future franchise partners may not successfully operate locations in a manner consistent with our standards and requirements, such as quality, service and cleanliness, or may not hire and train qualified location managers, baristas and other location personnel or may not implement marketing programs and major initiatives such as location remodels or equipment or technology upgrades, which may require financial investment. Even if such unsuccessful operations do not rise to the level of breaching the related franchise documents, they may be attributed by customers to our Reborn brand and could have a negative impact on our business.

Our future franchise partners may not be able to secure adequate financing to open or continue operating their Reborn Coffee locations. If they incur too much debt or if economic or sales trends deteriorate such that they are unable to repay existing debt, our franchise partners could experience financial distress or even bankruptcy. If a significant number of our future franchise partners were to become financially distressed, it could harm our operating results through reduced royalty revenue, marketing fees, and proprietary product sales and the impact on our profitability could be greater than the percentage decrease in these revenue streams.

While we are responsible for ensuring the success of our entire system of locations and for taking a longer term view with respect to system improvements, our future franchise partners will have individual business strategies and objectives, which might conflict with our interests. Our future franchise partners may from time to time disagree with us and our strategies and objectives regarding the business or our interpretation of our respective rights and obligations under the franchise agreement and the terms and conditions of the franchise partner relationship. This may lead to disputes with our prospective franchise partners and we expect such disputes to occur from time to time in the future. Such disputes may result in legal action against us. To the extent we have such disputes, the attention, time and financial resources of our management and our future franchise partners will be diverted from our locations, which could harm our business even if we have a successful outcome in the dispute.

Actions or omissions by our future franchise partners in violation of various laws may be attributed to us or result in negative publicity that affects our overall brand image, which may decrease consumer demand for our products. Future franchise partners may engage in online activity via social media or activity in their personal lives that negatively impacts public perception of our future franchise partners or our operations or our brand as a whole. This activity may negatively affect future franchise partners’ sales and in turn impact our revenue.

In addition, various state and federal laws govern our relationship with our future franchise partners and our potential sale of a franchise. A future franchise partner and/or a government agency may bring legal action against us based on the franchisee/franchisor relationships that could result in the award of damages to a future franchise partner and/or the imposition of fines or other penalties against us.

Our locations are geographically concentrated in California, and we could be negatively affected by conditions specific to that state.

As of December 31, 2022, all of our company-operated locations were located in California. Adverse changes in demographic, unemployment, economic, regulatory or weather conditions in California have, and may continue, to harm our business. As a result of our concentration in this market, we have been, and in the future may be, disproportionately affected by these adverse conditions compared to other chain beverage locations with a national footprint.

Interruption of our supply chain of coffee or other ingredients, coffee machines and other restaurant equipment or packaging could affect our ability to produce or deliver our products and could negatively impact our business and profitability.

Any material interruption in our supply chain, such as material interruption of the supply of coffee, dairy, coffee machines and other restaurant equipment or packaging for our proprietary products due to the casualty loss of any of our roasting plant, interruptions in service by our third-party logistic service providers or common carriers that ship goods within our distribution channels, trade restrictions, such as increased tariffs or quotas, embargoes or customs restrictions, pandemics, social or labor unrest, natural disasters or political disputes and military conflicts that cause a material disruption in our supply chain could have a negative material impact on our business and our profitability.

Additionally, most of our beverage and other products are sourced from a wide variety of domestic and international business partners and we rely on these suppliers to provide high quality products and to comply with applicable laws. For certain products, we may rely very few suppliers. The loss of these vendors or failures by our suppliers to meet our standards, provide products in a timely and efficient manner, or comply with applicable laws is beyond our control and could have a material adverse effect on the Company.

Increases in the cost of high-quality coffee beans or other commodities or decreases in the availability of high-quality coffee beans or other commodities could have an adverse impact on our business and financial results.

The availability and prices of coffee beans and other commodities are subject to significant volatility. We purchase, roast and sell high-quality whole bean coffee beans and related coffee products.

The supply and price of coffee we purchase can also be affected by multiple factors in the producing countries, such as weather (including the potential effects of climate change), natural disasters, crop disease, general increase in farm inputs and costs of production, inventory levels, political and economic conditions and the actions of certain organizations and associations that have historically attempted to influence prices of green coffee through agreements establishing export quotas or by restricting coffee supplies. Speculative trading in coffee commodities can also influence coffee prices. Because of the significance of coffee beans to our operations, combined with our ability to only partially mitigate future price risk through purchasing practices and hedging activities, increases in the cost of high-quality coffee beans could have a material adverse impact on our profitability. In addition, if we are not able to purchase sufficient quantities of green coffee beans due to any of the above factors or to a worldwide or regional shortage, we may not be able to fulfill the demand for our coffee, which could have a material adverse impact on our profitability.

We also purchase significant amounts of dairy products, particularly milk, and non-dairy “milks” to support the needs of our locations. Additionally, and although less significant to our operations than coffee, other commodities, including but not limited to tea, syrups, and packaging material, such as plastics and corrugation, are important to our operations. Increases in the cost of such commodities may increase the cost of our packing materials, or lack of availability, whether due to supply shortages, delays or interruptions in processing, or otherwise, especially in international markets, could harm our business.

If we fail to offer high-quality customer experience, our business and reputation will suffer.

Numerous factors may impact a customer’s experience which may in turn impact the likelihood of such customer returning. Those factors include service, convenience, taste, price, quality, location of our locations and brand image. In addition to providing high quality coffee, we empower our employees to provide an enhanced customer experience. Our staff put customer needs first and we give them the flexibility required to build genuine, meaningful connections that keep our customers returning for more. As we grow, it may be difficult for us to identify, recruit, train and manage enough people with enough skill and talent to provide this enhanced customer experience.

If we fail to maintain adequate operational and financial resources, particularly if we continue to grow rapidly, we may be unable to execute our business plan or maintain high levels of service and customer satisfaction.

Our continuous growth and expansion may place significant demands on our management and our operational and financial resources and in connection therewith, our organizational structure is becoming more complex as we scale our operational, financial, and management controls, as well as our reporting systems and procedures. As we continue to grow, we may face challenges of integrating, developing, training, and motivating a rapidly growing employee base in our various locations and maintaining our company culture across multiple offices and locations. Certain members of our management may not have previously worked together for an extended period of time, and some do not have prior experience managing a public company, which may affect how they manage our growth. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our beverages and services may suffer, which could negatively affect our brand and reputation and harm our ability to attract users, employees, and organizations.

To manage growth in our operations and personnel, we will need to continue to grow and improve our operational, financial, and management controls and our reporting systems and procedures. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas. Our expansion has placed, and our expected future growth will continue to place, a significant strain on our management, customer experience, research and development, sales and marketing, administrative, financial, and other resources.

In addition, as we expand our business, it is important that we continue to maintain a high level of customer service and satisfaction. As our customer base continues to grow, we will need to expand our customer service and other personnel, which will require more complex management and systems. If we are not able to continue to provide high levels of customer service, our reputation, as well as our business could be harmed.

We are increasingly dependent on information technology and our ability to process data in order to operate and sell our goods and services, and if we (or our vendors) are unable to protect against software and hardware vulnerabilities, service interruptions, data corruption, cyber-based attacks, ransomware or security breaches, or if we fail to comply with our commitments and assurances regarding the privacy and security of such data, our operations could be disrupted, our ability to provide our goods and services could be interrupted, our reputation may be harmed and we may be exposed to liability and loss of customers and business.

We rely on information technology networks and systems and data processing (some of which are managed by third-party service providers such as Square and Xero) to market, sell and deliver our products and services, to fulfill orders, to collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of and share (“Process” or “Processing”) personal information, confidential or proprietary information, financial information and other information, to manage a variety of business processes and activities, for financial reporting purposes, to operate our business, to process orders, for legal and marketing purposes and to comply with regulatory, legal and tax requirements (“Business Functions”). These information technology networks and systems, and the Processing they perform, may be vulnerable to data security and privacy threats (cyber and otherwise). Moreover, the risk of unauthorized circumvention of our security measures or those of our third parties on whom we rely on has been heightened by advances in computer and software capabilities and the increasing sophistication of hackers who employ complex techniques, including, without limitation, “phishing” or social engineering incidents, ransomware, extortion, account takeover attacks, denial or degradation of service attacks and malware. Further, breaches experienced by other companies may also be leveraged against us. For example, credential stuffing attacks are becoming increasingly common and sophisticated actors can mask their attacks, making them increasingly difficult to identify and prevent. We have technology security initiatives, such as cyber liability insurance, and disaster recovery plans in place to mitigate our risk to these vulnerabilities, but these measures may not be adequately designed or implemented to ensure that our operations are not disrupted or that data security breaches do not occur. If our information technology networks and systems or data processing suffers damage, security breaches, vulnerabilities, disruption or shutdown, and we do not effectively resolve the issues in a timely manner, they could cause a material adverse impact to, our Business Functions and our business, reputation and financial condition.

Hackers and data thieves are increasingly sophisticated and operate large-scale and complex automated attacks, which may remain undetected until after they occur. Despite our efforts to protect our information technology networks and systems, Processing and information, we may not be able to anticipate or to implement effective preventive and remedial measures against all data security and privacy threats. Our security measures may not be adequate to prevent or detect service interruption, system failure, data loss or theft, or other material adverse consequences. No security solution, strategy or measures can address all possible security threats. Our applications, systems, networks, software and physical facilities could have material vulnerabilities, be breached or personal or confidential information could be otherwise compromised due to employee error or malfeasance, if, for example, third parties attempt to fraudulently induce our personnel or our customers to disclose information or user names and/or passwords, or otherwise compromise the security of our networks, systems and/or physical facilities. We cannot be certain that we will be able to address any such vulnerabilities, in whole or part, and there may be delays in developing and deploying patches and other remedial measures to adequately address vulnerabilities, and taking such remedial steps could adversely impact or disrupt our operations. We expect similar issues to arise in the future as our products and services are more widely adopted, and as we continue to expand the features and functionality of existing products and services and introduce new products and services.

An actual or perceived breach of our security systems or those of our third-party service providers may require notification under applicable data privacy regulations or for customer relations or publicity purposes, which could result in reputational harm, costly litigation (including class action litigation), material contract breaches, liability, settlement costs, loss of sales, regulatory scrutiny, actions or investigations, a loss of confidence in our business, systems and Processing, a diversion of management’s time and attention, and significant fines, penalties, assessments, fees and expenses.

The costs to respond to a security breach and/or to mitigate any security vulnerabilities that may be identified could be significant, our efforts to address these problems may not be successful. These costs include, but are not limited to, retaining the services of cybersecurity providers; compliance costs arising out of existing and future cybersecurity, data protection and privacy laws and regulations; and costs related to maintaining redundant networks, data backups and other damage-mitigation measures. We could be required to fundamentally change our business activities and practices in response to a security breach or related regulatory actions or litigation, which could have an adverse effect on our business. Additionally, most jurisdictions have enacted laws requiring companies to notify individuals, regulatory authorities, and others of security breaches involving certain types of data. Such mandatory disclosures are costly, could lead to negative publicity, may cause our customers to lose confidence in the effectiveness of our security measures and require us to expend significant capital and other resources to respond to and/or alleviate problems caused by the actual or perceived security breach.

We may not have adequate insurance coverage for handling security incidents or breaches, including fines, judgments, settlements, penalties, costs, attorney fees and other impacts that arise out of incidents or breaches. If the impacts of a security incident or breach, or the successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), it could harm our business. In addition, we cannot be sure that our existing insurance coverage will continue to be available on acceptable terms or that our insurers will not deny coverage as to all or part of any future claim or loss. Moreover, our privacy risks are likely to increase as we continue to expand, grow our customer base, and process, store, and transmit increasingly large amounts of personal and/or sensitive data.

Pandemics or disease outbreaks such as the COVID-19 pandemic have had, and may continue to have, an effect on our business and results of operations.

Pandemics or disease outbreaks such as the COVID-19 pandemic have impacted and are likely to continue to impact customer traffic at our Reborn locations and may make it more difficult to staff our locations and, in more severe cases, may cause a temporary inability to obtain supplies and increase commodity costs. COVID-19 was officially declared a global pandemic by the World Health Organization in March 2020, and the virus, including the continued spread of highly transmissible variants of the virus, has impacted all global economies, and in the United States has resulted in varying levels of restrictions and shutdowns implemented by national, state, and local authorities.

Such viruses may be transmitted through human contact and airborne delivery, and the risk of contracting viruses could continue to cause employees or customers to avoid gathering in public places, which has had, and could further have, adverse effects on our customer traffic or the ability to adequately staff locations. We have been adversely affected when government authorities have imposed and continue to impose restrictions on public gatherings, human interactions, operations of restaurants or mandatory closures, seek voluntary closures, restrict hours of operations or impose curfews, restrict the import or export of products or if suppliers issue mass recalls of products. Additional regulation or requirements with respect to the compensation of our employees could also have an adverse effect on our business. Even if such measures are not implemented and a virus or other disease does not spread significantly within a specific area, the perceived risk of infection or health risk in such area may adversely affect our business, liquidity, financial condition and results of operations. Additionally, different jurisdictions have seen varying levels of outbreaks or resurgences in outbreaks, and corresponding differences in government responses, which may make it difficult for us to plan or forecast an appropriate response.

Our operations have been and we expect will be disrupted when employees were suspected of having COVID-19 or other illnesses since this required us to quarantine some or all such employees and close and disinfect our impacted locations. If a significant percentage of our workforce or the workforce of our future franchise partners are unable to work, including because of illness or travel or government restrictions, like quarantine requirements, in connection with pandemics or disease outbreaks, our operations may be negatively impacted, potentially materially adversely affecting our business, liquidity, financial condition or results of operations.

The COVID-19 pandemic and mitigation measures have also had an adverse impact on global economic conditions, which have had an adverse effect on our business and financial condition. Our sales and operating results may be affected by uncertain or changing economic and market conditions arising in connection with and in response to the COVID-19 pandemic, including prolonged periods of high unemployment, inflation, deflation, prolonged weak consumer demand, a decrease in consumer discretionary spending, political instability or other changes. The significance of the operational and financial impact to us will depend on how long and widespread the disruptions caused by the COVID-19 pandemic, and the corresponding response to contain the virus and treat those affected by it, prove to be.

We do not yet know the full extent of potential delays or impacts on our business, operations or the global economy as a whole. While there have recently been vaccines developed and administered, and the spread of COVID- 19 may eventually be contained or mitigated, we cannot predict the timing of the vaccine roll-out globally or the efficacy of such vaccines, and we do not yet know how customers or our future franchise partners will operate in a post COVID-19 environment. In addition, new strains and variants of the virus have caused a resurgence and an increase in reported infection rates, particularly in areas with lower vaccination rates, which may impact the general economic recovery. There is no guarantee that a future outbreak of this or any other widespread epidemics will not occur, or that the global economy will recover, either of which could seriously harm our business fully recover. The ultimate impact of the COVID-19 pandemic or a similar health epidemic on our business, operations or the global economy as a whole remains highly uncertain.

While we have developed and continue to develop plans to help mitigate the potential negative impact of the COVID-19 pandemic, these efforts may not be effective, and any protracted economic downturn will likely limit the effectiveness of our efforts. Accordingly, it is not possible for us to predict the duration and extent to which this will affect our business at this time.

Risks Related to Our Brand

Our success depends substantially on the value of our brand and failure to preserve its value could have a negative impact on our financial results.

Our success depends in large part upon our ability and our future franchise partners’ ability to maintain and enhance our corporate reputation and the value and perception of our brand. Brand value is based in part on consumer perceptions on a variety of subjective qualities. To be successful in the future, particularly outside of the Southern California region of the United States where the Reborn brand may be less well known, we believe we must preserve, grow and leverage the value of our brand across interactions.

Business incidents, whether isolated or recurring and whether originating from us or our business partners, that erode consumer trust can significantly reduce brand value, potentially trigger boycotts of our locations or result in civil or criminal liability and can have a negative impact on our financial results. Such incidents include actual or perceived breaches of privacy, contaminated products, staff infected with communicable diseases, such as COVID-19, or other potential incidents discussed in this Risk Factors section. The impact of such incidents may be exacerbated if they receive considerable publicity, including rapidly through social or digital media (including for malicious reasons) or result in litigation. Consumer demand for our products and our brand equity could diminish significantly if we, our employees, future franchise partners or other business partners fail to preserve the quality of our products, act or are perceived to act in an unethical, illegal, racially-biased, unequal or socially irresponsible manner, including with respect to the sourcing, content or sale of our products, service and treatment of customers at Reborn locations, or the use of customer data for general or direct marketing or other purposes. Additionally, if we fail to comply with laws and regulations, publicly take controversial positions or actions or fail to deliver a consistently positive consumer experience in each of our markets, including by failing to invest in the right balance of wages and benefits to attract and retain employees that represent the brand well or foster an inclusive and diverse environment, our brand value may be diminished.

Moreover, our success depends in large part upon our ability to maintain our corporate reputation. For example, the reputation of our Reborn brand could be damaged by claims or perceptions about the quality or safety of our ingredients or beverages or the quality or reputation of our suppliers, distributors or future franchise partners or by claims or perceptions that we, our future franchise partners or other business partners have acted or are acting in an unethical, illegal, racially-biased or socially irresponsible manner or are not fostering an inclusive and diverse environment, regardless of whether such claims or perceptions are substantiated. Our corporate reputation could also suffer from negative publicity or consumer sentiment regarding Reborn action or inaction or brand imagery, a real or perceived failure of corporate governance, or misconduct by any officer or any employee or representative of us or a future franchise partner. Any such incidents (even if resulting from actions of a competitor or future franchise partner) could cause a decline directly or indirectly in consumer confidence in, or the perception of, our Reborn brand and/or our products and reduce consumer demand for our products, which would likely result in lower revenue and profits.

There has been an increased public focus, including from the United States federal and state governments, on environmental sustainability matters, including with respect to climate change, greenhouse gases, water resources, packaging and waste, animal health and welfare, deforestation and land use. We endeavor to conduct our business in a manner which reflects our priority of sustainable stewardship, including with respect to environmental sustainability matters, and we are working to manage the risks and costs to us, our future franchise partners and our supply chain associated with these types of environmental sustainability matters. In addition, as the result of such heightened public focus on environmental sustainability matters, we may face increased pressure to provide expanded disclosure, make or expand commitments, set targets, or establish additional goals and take actions to meet such goals, in connection with such environmental sustainability matters. These matters and our efforts to address them could expose us to market, operational, reputational and execution costs or risks.

We may not be able to adequately protect our intellectual property, including trademarks, trade names, and service marks, which, in turn, could harm the value of our brand and adversely affect our business.

Our ability to implement our business plan successfully depends in part on our ability to further build brand recognition using our trademarks, service marks, proprietary products and other intellectual property, including our name and logos and the unique character and atmosphere of our Reborn locations. We rely on U.S. trademark, copyright, and trade secret laws, as well as license agreements, nondisclosure agreements, and confidentiality and other contractual provisions to protect our intellectual property. Nevertheless, our competitors may develop similar menu items and concepts, and adequate remedies may not be available in the event of an unauthorized use or disclosure of our trade secrets and other intellectual property.

The success of our business depends on our continued ability to use our existing trademarks, trade names, and service marks to increase brand awareness and further develop our brand as we expand into new markets. We have registered and applied to register trademarks and service marks in the United States and abroad. We may not be able to adequately protect our trademarks and service marks, and our competitors and others may successfully challenge the validity and/or enforceability of our trademarks and service marks and other intellectual property. There can also be no assurance that pending or future U.S. trademark applications will be approved in a timely manner or at all, or that such registrations will effectively protect our brand names and trademarks.

Additionally, the steps we have taken to protect our intellectual property in the United States may not be adequate. If our efforts to maintain and protect our intellectual property are inadequate, or if any third party misappropriates, dilutes or infringes on our intellectual property, the value of our brand may be harmed, which could have a material adverse effect on our business and might prevent our brands from achieving or maintaining market acceptance. Even with our own prospective franchise partners, whose activities are monitored and regulated through our eventual franchise agreements, we face risk that they may refer to or make statements about our Reborn brand that do not make proper use of our trademarks or required designations, that improperly alter trademarks or branding, or that are critical of our brand or place our brand in a context that may tarnish our reputation. This may result in dilution of, or harm to, our intellectual property or the value of our brand.

We may also from time to time be required to institute litigation to enforce our trademarks, service marks and other intellectual property. Such litigation could result in substantial costs and diversion of resources and could negatively affect our sales, profitability and prospects regardless of whether we can successfully enforce our rights.

Third parties may oppose our trademark and service mark applications, or otherwise challenge our use of the trademarks and service marks. In the event that these or other intellectual property rights are successfully challenged, we could be forced to rebrand our products, which would result in loss of brand recognition and would require us to devote resources to advertising and marketing new brands. Third parties may also assert that we infringe, misappropriate or otherwise violate their intellectual property and may sue us for intellectual property infringement. Even if we are successful in these proceedings, we may incur substantial costs, and the time and attention of our management and other personnel may be diverted in pursuing these proceedings. If a court finds that we infringe a third party’s intellectual property, we may be required to pay damages and/or be subject to an injunction. With respect to any third party intellectual property that we use or wish to use in our business (whether or not asserted against us in litigation), we may not be able to enter into licensing or other arrangements with the owner of such intellectual property at a reasonable cost or on reasonable terms.

Food safety and quality concerns may negatively impact our brand, business and profitability, our internal operational controls and standards may not always be met and our employees may not always act professionally, responsibly and in our and our customers’ best interests. Any possible instances or reports, whether true or not, of food and/or beverage-borne illness could reduce our sales.

Incidents or reports, whether true or not, of food-borne or water-borne illness or other food safety issues, food contamination or tampering, employee hygiene and cleanliness failures or improper employee conduct at our locations could lead to product liability or other claims. Such incidents or reports could negatively affect our brand and reputation as well as our business, revenue and profits. Similar incidents or reports occurring at coffee and convenience locations unrelated to us could likewise create negative publicity, which could negatively impact consumer behavior towards us.

We cannot guarantee to customers that our internal controls and training will be fully effective in preventing all food-borne illnesses. New illnesses resistant to our current precautions may develop in the future, or diseases with long incubation periods could arise, that could give rise to claims or allegations on a retroactive basis. One or more instances of food-borne illness in one of our company-operated or future franchised locations could negatively affect sales at all our locations if highly publicized. This risk exists even if it were later determined that the illness was wrongly attributed to one of our locations. Additionally, even if food-borne illnesses were not identified at our locations, our sales could be adversely affected if instances of food-borne illnesses at other coffee and beverage chains were highly publicized.

If we or our future franchise partners are unable to protect our customers’ credit and debit card data or confidential information in connection with process the same or confidential employee information, we could be exposed to data loss, litigation, liability and reputational damage.

Our business requires the collection, transmission and retention of large volumes of customer and employee data, including credit and debit card numbers and other personally identifiable information, in various information technology systems that we maintain and in those maintained by third parties with whom we contract to provide services. The integrity and protection of that customer and employee data is critical to us. Further, our customers and employees have a high expectation that we and our service providers will adequately protect their personal information.

We currently accept payments using credit cards and debit cards and, as such, are subject to payment card association operating rules and certification requirements, including the Payment Card Industry Data Security Standard (“PCI-DSS”), which is a security standard applicable to companies like ours that collect, store or transmit certain data regarding credit and debit cards, holders and transactions. We are also subject to rules governing electronic funds transfers. Such rules could change or be reinterpreted to make it difficult or impossible for us to comply. If we (or a third party processing payment card transactions on our behalf) suffer a security breach affecting payment card information, we may have to pay onerous and significant fines, penalties and assessments arising out of the major card brands’ rules and regulations, contractual indemnifications or liability contained in merchant agreements and similar contracts, and we may lose our ability to accept payment cards for payment for our goods and services, which could materially impact our operations and financial performance.

The information, security and privacy requirements imposed by governmental regulation are increasingly demanding. Our systems may not be able to satisfy these changing requirements and customer and employee expectations or may require significant additional investments or time in order to do so. Efforts to hack or breach security measures, failures of systems or software to operate as designed or intended, viruses, operator error or inadvertent releases of data all threaten our and our service providers’ information systems and records. A breach in the security of our information technology systems or those of our service providers could lead to an interruption in the operation of our systems, resulting in operational inefficiencies and a loss of profits. Additionally, a significant theft, loss or misappropriation of, or access to, customers’ or other proprietary data or other breach of our information technology systems could result in fines, legal claims or proceedings, including regulatory investigations and actions, or liability for failure to comply with privacy and information security laws, which could disrupt our operations, damage our reputation and expose us to claims from customers and employees, any of which could harm our business.

Risks Related to People and Culture

Changes in the availability of and the cost of labor could harm our business.

Our business could be harmed by increases in labor costs, including those increases triggered by regulatory actions regarding wages, scheduling and benefits, increased health care and workers’ compensation insurance costs, which, in a retail business such as ours, are our most significant costs. In particular, our baristas are paid wage rates at or based on the applicable federal or state minimum wage, and increases in the applicable minimum wage will increase labor costs. From time to time, legislative proposals are made to increase the minimum wage at the federal or state level. As federal, state or other applicable minimum wage rates increase, we may be required to increase not only the wage rates of minimum wage baristas or other employees, but also the wages paid to other hourly employees. We may not choose to increase prices in order to pass future increased labor costs on to customers, in which case our margins would be negatively affected. If we do not increase prices to cover increased labor costs, the higher prices could result in lower revenue, which may also reduce margins.

Furthermore, the successful operation of our business depends upon our, and our future franchise partners’, ability to attract, motivate and retain a sufficient number of qualified employees. From time to time, there may be a shortage of qualified employees in certain of the communities in which we operate or expand to. Shortages may make it increasingly difficult and expensive to attract, train and retain the services of a satisfactory number of qualified employees, which could delay the planned openings of new company-operated and future franchised locations and adversely impact the operations and profitability of existing locations. Furthermore, competition for qualified employees, particularly in markets where such shortages exist, could require us to pay higher wages, which could result in higher labor costs. Accordingly, if we and our future franchise partners are unable to recruit and retain sufficiently qualified individuals, our business could be harmed.

Additionally, the growth of our business can make it increasingly difficult to locate and hire sufficient numbers of key employees, to maintain an effective system of internal controls for a dispersed chain and to train employees to deliver consistently high-quality hand-crafted beverages and customer experiences, which could materially harm our business and results of operations. Furthermore, due to the COVID-19 pandemic, we could experience a shortage of labor for location positions as concern over exposure to COVID-19 and other factors could decrease the pool of available qualified talent for key functions. In addition, our wages and benefits programs, combined with the challenging conditions due to the COVID-19 pandemic, may be insufficient to attract and retain the best talent.

We depend on our executive officers and other key employees, and the loss of one or more of these employees or an inability to attract and retain other highly skilled employees could harm our business.

Our success depends largely upon the continued services of our executive officers and other key employees. We rely on our leadership team in the areas of marketing, sales, customer experience, and selling, general and administrative. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. The loss of one or more of our executive officers or key employees could harm our business. Changes in our executive management team may also cause disruptions in, and harm to, our business.

Reborn continues to be led by our Founder, Jay Kim, who plays an important role in driving our culture, determining the strategy, and executing against that strategy across the company. If Mr. Kim’s services became unavailable to Reborn for any reason, it may be difficult or challenging for us to find an adequate replacement, which could cause us to be less successful in maintaining our culture and developing and effectively executing on our company strategies.

Our culture has contributed to our success, and if we cannot maintain this culture as we grow, we could lose the high employee engagement fostered by our culture, which could harm our business.

At Reborn Coffee, we believe our people-first culture is a critical component of our success and customer loyalty. We have invested substantial time and resources in developing pathways for our employees to create their own compelling future, which we believe has fostered the positive, people-first culture that defines our organization and is enjoyed by our customers. We have built out our leadership team with an expectation of protecting this culture, an emphasis on shared values and a commitment to diversity and inclusion. As we continue to develop the infrastructure to support our growth, we will need to maintain our culture among a larger number of employees dispersed in various geographic regions. Any failure to preserve our culture could negatively affect our future success, including our ability to retain and recruit personnel, and loss of customer loyalty.

Unionization activities may disrupt our operations and affect our profitability.

Although none of our employees are currently covered under collective bargaining agreements, our employees may elect to be represented by labor unions in the future. If a significant number of our employees were to become unionized and collective bargaining agreement terms were significantly different from our current compensation arrangements, it could adversely affect our business, financial condition or results of operations. In addition, a labor dispute involving some or all of our employees may harm our reputation, disrupt our operations and reduce our revenue, and resolution of disputes may increase our costs.

Risks Related to Regulation and Litigation

Changes in statutory, regulatory, accounting, and other legal requirements, including changes in accounting principles generally accepted in the United States, could potentially impact our operating and financial results.

We are subject to numerous statutory, regulatory and legal requirements. Our operating results could be negatively impacted by developments in these areas due to the costs of compliance in addition to possible government penalties and litigation in the event of deemed noncompliance. Changes in the regulatory environment in the area of food safety, privacy and information security, wage and hour laws, among others, could potentially impact our operations and financial results.

GAAP is subject to interpretation by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change.

Moreover, while we believe that we maintain insurance customary for businesses of our size and type, there are types of losses we may incur that cannot be insured against or that we believe are not economically reasonable to insure. Such losses could harm our business.

Fluctuations in our tax obligations and effective tax rate and realization of our deferred tax assets may result in volatility of our operating results and adversely affect our financial condition.

We are subject to taxes by the U.S. federal, state, and local tax authorities, and our tax liabilities will be affected by the allocation of expenses to differing jurisdictions. We record tax expense based on our estimates of future payments, which may include reserves for uncertain tax positions in multiple tax jurisdictions, and valuation allowances related to certain net deferred tax assets. At any one time, many tax years may be subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. We expect that throughout the year there could be ongoing variability in our quarterly tax rates as events occur and exposures are evaluated. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

●	changes in the valuation of our deferred tax assets and liabilities;

●	expected timing and amount of the release of any tax valuation allowance;

●	changes in tax laws, regulations or interpretations thereof; or

●	future earnings being lower than anticipated in jurisdictions where we have lower statutory tax rates and higher than anticipated earnings in jurisdictions where we have higher statutory tax rates.

In addition, our effective tax rate in a given financial statement period may be materially impacted by a variety of factors including but not limited to changes in the mix and level of earnings, varying tax rates in the different jurisdictions in which we operate, fluctuations in the valuation allowance or by changes to existing accounting rules or regulations. Further, tax legislation may be enacted in the future which could negatively impact our current or future tax structure and effective tax rates. We may be subject to audits of our income, sales and other transaction taxes by U.S. federal, state, and local taxing authorities. Outcomes from these audits could have an adverse effect on our operating results and financial condition.

We are subject to many federal, state and local laws with which compliance is both costly and complex.

The beverage industry is subject to extensive federal, state and local laws and regulations, including the recently enacted comprehensive health care reform legislation discussed above, those relating to building and zoning requirements and those relating to the preparation and sale of food and beverages or consumption. Such laws and regulations are subject to change from time to time. The failure to comply with these laws and regulations could adversely affect our operating results. Typically, licenses, permits and approvals under such laws and regulations must be renewed annually and may be revoked, suspended or denied renewal for cause at any time if governmental authorities determine that our conduct violates applicable regulations. Difficulties or failure to maintain or obtain the required licenses, permits and approvals could adversely affect our existing locations and delay or result in our decision to cancel the opening of new locations, which would adversely affect our business.

The development and operation of a location depends, to a significant extent, on the selection of suitable sites, which are subject to unique permitting, zoning, land use, environmental, traffic and other regulations and requirements. We are also subject to licensing and regulation by state and local authorities relating to health, sanitation, safety and fire standards.

We are subject to the Fair Labor Standards Act and various other federal, state and local laws that regulate the wages and hours of employees. These laws commonly apply a strict liability standard so that even inadvertent noncompliance can lead to claims, government enforcement actions and litigation. These laws vary from state to state and are subject to frequent amendments and judicial interpretations that can require rapid adjustments to operations. Insurance coverage for violations of these laws is costly and sometimes is not available. Changes to these laws can adversely affect our business by increasing labor and compliance costs. The failure to comply with these laws could adversely affect our business as a result of costly litigation or government enforcement actions.

We are also subject to a variety of other employee relations laws including FMLA and state leave laws, employment discrimination laws, predictive scheduling laws, occupational health and safety laws and regulations and the NLRA, to name a few. Together, these many laws and regulations present a thicket of compliance obligations and liability risks. As we grow, we will need to continue to increase our compliance efforts in these areas, which may affect our results from operations. Changes to these laws and regulations may increase these costs beyond our expectations or predictions, which would adversely affect our business operations and financial results. Violations of these laws could lead to costly litigation or governmental investigation or proceedings.

We are subject to the Americans with Disabilities Act (the “ADA”), which, among other things, requires our locations to meet federally mandated requirements for the disabled. The ADA prohibits discrimination in employment and public accommodations on the basis of disability. Under the ADA, we could be required to expend funds to modify our locations to provide service to, or make reasonable accommodations for the employment of, disabled persons. In addition, our employment practices are subject to the requirements of the Immigration and Naturalization Service relating to citizenship and residency.

In addition, our future franchise activities will be subject to laws enacted by a number of states and rules and regulations promulgated by the Federal Trade Commission (the “FTC”). Failure to comply with new or existing franchise laws, rules and regulations in any jurisdiction or to obtain required government approvals could negatively affect our licensing sales and our relationships with our licensees.

The impact of current laws and regulations, the effect of future changes in laws or regulations that impose additional requirements and the consequences of litigation relating to current or future laws and regulations, or our inability to respond effectively to significant regulatory or public policy issues, could increase our compliance and other costs of doing business and, therefore, have an adverse effect on our results of operations. Failure to comply with the laws and regulatory requirements of federal, state and local authorities could result in, among other things, revocation of required licenses, administrative enforcement actions, fines and civil and criminal liability. In addition, certain laws, including the ADA, could require us to expend significant funds to make modifications to our locations if we failed to comply with applicable standards. Compliance with all these laws and regulations can be costly and can increase our exposure to litigation or governmental investigations or proceedings.

We (and our vendors) are subject to stringent and changing laws, regulations, industry standards, related to data Processing, protection, privacy and security. The actual or perceived failure by us, our customers or vendors to comply with such laws, regulations, industry standards, may harm our business, financial condition, results of operations and prospects.

We Process personal information, confidential information and other information necessary to provide our products and service and ensure that they are delivered effectively, to operate our business, for legal and marketing purposes, and for other business-related purposes.

Data privacy and regulation of privacy, information security and Processing has become a significant issue in the United States. The legal and regulatory framework for privacy and security issues is rapidly evolving and is expected to increase our compliance costs and exposure to liability. There are numerous federal, state, local laws, orders, codes, regulations and regulatory guidance regarding privacy, information security and Processing (“Data Protection Laws”), the number and scope of which is changing, subject to differing applications and interpretations, and which may be inconsistent among jurisdictions, or in conflict with other rules, laws or Data Protection Obligations (defined below). We expect that there will continue to be new Data Protection Laws and Data Protection Obligations, and we cannot yet determine the impact such future Data Protection Laws may have on our business. Any significant change to Data Protection Laws and Data Protection Obligations, including without limitation, regarding the manner in which the express or implied consent of customers for Processing is obtained, could increase our costs and require us to modify our operations, possibly in a material manner, which we may be unable to complete and may limit our ability to store and process customer data and operate our business.

Data Protection Laws are, and are likely to remain, uncertain for the foreseeable future, and our actual or perceived failure to address or comply with these laws could: increase our compliance and operational costs; limit our ability to market our products or services and attract new and retain current customers; limit or eliminate our ability to Process; expose us to regulatory scrutiny, actions, investigations, fines and penalties; result in reputational harm; lead to a loss of customers; reduce the use of our products or services; result in litigation and liability, including class action litigation; cause to incur significant costs, expenses and fees (including attorney fees); cause a material adverse impact to business operations or financial results, and; otherwise result in other material harm to our business (“Adverse Data Protection Impact”).

We are or may also be subject to the terms of our external and internal privacy and security policies, codes, representations, certifications, industry standards, publications and frameworks (“Privacy Policies”) and contractual obligations to third parties related to privacy, information security and Processing, including contractual obligations to indemnify and hold harmless third parties from the costs or consequences of non-compliance with Data Protection Laws or other obligations (“Data Protection Obligations”).

We strive to comply with applicable Data Protection Laws, Privacy Policies and Data Protection Obligations to the extent possible, but we may at times fail to do so, or may be perceived to have failed to do so. Moreover, despite our efforts, we may not be successful in achieving compliance if our employees, partners or vendors do not comply with applicable Data Protection Laws, Privacy Policies and Data Protection Obligations. We may be subject to, and suffer an Adverse Data Protection Impact if we fail (or are perceived to have failed) to comply with applicable Data Protection Laws, Privacy Policies and Data Protection Obligations, if our Privacy Policies are, in whole or part, found to be inaccurate, incomplete, deceptive, unfair or misrepresentative of our actual practices. In addition, any such failure or perceived failure could result in public statements against us by consumer advocacy groups, the media or others, which may cause us material reputational harm. Our actual or perceived failure to comply with Data Protection Laws, Privacy Policies and Data Protection Obligations could also subject us to litigation, claims, proceedings, actions or investigations by governmental entities, authorities or regulators, which could result in an Adverse Data Protection Impact, including required changes to our business practices, the diversion of resources and the attention of management from our business, regulatory oversights and audits, discontinuance of necessary Processing or other remedies that adversely affect our business.

In the United States, these include rules and regulations promulgated under the authority of the Federal Trade Commission, the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the California Consumer Privacy Act (the “CCPA”), and other state and federal laws relating to privacy and data security. The CCPA, which among other things, establishes a privacy framework for covered businesses, including an expansive definition of personal data and data privacy rights. The CCPA provides individual privacy rights for California residents and places increased privacy and security obligations on covered businesses processing personal data. The CCPA requires covered businesses to provide new disclosures to California residents and provide such individuals with ways to opt-out of certain sales of personal data. The CCPA also provides a private right of action and statutory damages for violations, including for data breaches. To the extent applicable to our business and operations, the CCPA may impact our business activities by increasing our compliance costs and potential liability with respect to personal information that we or third parties with whom we contract to provide services maintain about California residents. The CPRA will, among other things, give California residents the ability to limit use of certain sensitive personal data, further restrict the use of cross-contextual advertising, establish restrictions on the retention of personal data, expand the types of data breaches subject to the CCPA’s private right of action, provide for increased penalties for CPRA violations concerning California residents under the age of 16, and establish a new California Privacy Protection Agency to implement and enforce the law. These Data Protection Laws (such as the CCPA and CPRA) exemplify the vulnerability of our business to the evolving regulatory environment related to personal data.

Moreover, across the United States, laws and regulations governing data privacy and security continue to develop and evolve. For example, Virginia enacted the Consumer Data Protection Act (“CDPA”) that may impose obligations similar to or more stringent than those we may face under other Data Protection Laws. Compliance with the CPRA, the CCPA, the CDPA and any newly enacted privacy and data security laws or regulations may be challenging and cost- and time-intensive, and may require us to modify our data processing practices and policies and to incur substantial costs and potential liability in an effort to comply with such legislation. The Data Protection Laws, Privacy Policies and Data Protection Obligations to which we are subject may significantly affect our business activities and many of these obligations may contain ambiguous provisions creating uncertainty. Compliance with the requirements imposed by such Data Protection Laws and Data Protection Obligations may require us to revise our business practices, allocate more resources to privacy and security, and implement new technologies. Such efforts may result in significant costs to our business. Noncompliance could result in Adverse Data Protection Impact, including proceedings against us by governmental and regulatory entities, collaborators, individuals or others.

We rely on a variety of marketing techniques and practices, including email and social media marketing, online targeted advertising, and cookie-based Processing, to sell our products and services and to attract new customers, and we, and our vendors, are subject to various current and future Data Protection Laws and Data Protection Obligations that govern marketing and advertising practices. Governmental authorities continue to evaluate the privacy implications inherent in the use of third-party “cookies” and other methods of online tracking for behavioral advertising and other purposes, such as by regulating the level of consumer notice and consent required before a company can employ cookies or other electronic tracking tools or the use of data gathered with such tools. Additionally, some providers of consumer devices, web browsers and application locations have implemented, or announced plans to implement, means to make it easier for Internet users to prevent the placement of cookies or to block other tracking technologies, require additional consents or limit the ability to track user activity, which could if widely adopted result in the use of third-party cookies and other methods of online tracking becoming significantly less effective. Laws and regulations regarding the use of these cookies and other current online tracking and advertising practices or a loss in our ability to make effective use of services that employ such technologies could increase our costs of operations and limit our ability to acquire new customers on cost-effective terms, which, in turn, could have an adverse effect on our business, financial condition, results of operations and prospects.

We are subject to extensive government regulations that could result in claims leading to increased costs and restrict our ability to operate future franchises.

We are subject to extensive government regulation at the federal, state and local government levels, including by the FTC. These include, but are not limited to, regulations relating to the preparation and sale of beverages, zoning and building codes, franchising, land use and employee, health, sanitation and safety matters. We are, and our future franchise partners will be, required to obtain and maintain a wide variety of governmental licenses, permits and approvals. Local authorities may suspend or deny renewal of our governmental licenses if they determine that our operations do not meet the standards for initial grant or renewal. Difficulty or failure in obtaining them in the future could result in delaying or canceling the opening of new locations and thus could harm our business. Any such failure could also subject us to liability from our future franchise partners.

Additionally, Congress has a legislation proposal in process that could shift more liability for franchise partner employment practices onto franchisors. The federal PROAct would codify the Browning-Ferris decision that redefined joint employment to include a broader category of conduct by the franchisor, thereby increasing the possibility of Reborn being held liable for our future franchise partners’ employment practices.

Beverage and restaurant companies have been the target of class action lawsuits and other proceedings that are costly, divert management attention and, if successful, could result in our payment of substantial damages or settlement costs.

Our business is subject to the risk of litigation by employees, customers, competitors, landlords or neighboring businesses, suppliers, future franchise partners, stockholders or others through private actions, class actions, administrative proceedings, regulatory actions or other litigation. The outcome of litigation, particularly class action and regulatory actions, is difficult to assess or quantify. In recent years, beverage and restaurant companies have been subject to lawsuits, including class action lawsuits, alleging violations of federal and state laws regarding workplace and employment matters, discrimination and similar matters. A number of these lawsuits have resulted in the payment of substantial damages by the defendants. Similar lawsuits have been instituted from time to time alleging violations of various federal and state wage and hour laws regarding, among other things, employee meal deductions, overtime eligibility of assistant managers and failure to pay for all hours worked. While we have not been a party to any of these types of lawsuits in the past, there can be no assurance that we will not be named in any such lawsuit in the future or that we would not be required to pay substantial expenses and/or damages.

Occasionally, our customers file complaints or lawsuits against us alleging that we are responsible for some illness or injury they suffered at or after a visit to one of our locations, including actions seeking damages resulting from food-borne illness or accidents in our locations. We also could be subject to a variety of other claims from third parties arising in the ordinary course of our business, including contract claims.

Regardless of whether any claims against us are valid or whether we are liable, claims may be expensive to defend and may divert time and money away from our operations. In addition, they may generate negative publicity, which could reduce customer traffic and sales. Although we maintain what we believe to be adequate levels of insurance, insurance may not be available at all or in sufficient amounts to cover any liabilities with respect to these or other matters. A judgment or other liability in excess of our insurance coverage for any claims or any adverse publicity resulting from claims could harm our business.

New information or attitudes regarding diet and health or adverse opinions about the health effects of consuming our menu offerings, could affect consumer preferences and negatively impact our business, financial condition and results of operations.

Government regulation and consumer eating habits may impact our business as a result of changes in attitudes regarding diet and health or new information regarding the health effects of consuming our menu offerings. These changes have resulted in, and may continue to result in, the enactment of laws and regulations that impact the ingredients and nutritional content of our menu offerings, or laws and regulations requiring us to disclose the nutritional content of our food offerings.

We cannot make any assurances regarding our ability to effectively respond to changes in consumer health perceptions or our ability to successfully implement the nutrient content disclosure requirements and to adapt our menu offerings to trends in drinking and consumption habits.

Risks Related to Our Organizational Structure, this Offering and Ownership of Our Common Stock

Reborn Coffee, Inc. is a holding company.

Reborn Coffee, Inc. will be a holding company, and has no independent means of generating revenue or cash flow, and its ability to pay taxes, operating expenses and dividends in the future, if any, will be dependent upon the financial results and cash flows of Reborn Global and Reborn Franchise.

The trading price of our securities may be volatile, and you could lose all or part of your investment.

The trading price of our securities is likely to be volatile and could be subject to fluctuations in response to various factors, some of which are beyond our control. These fluctuations could cause you to lose all or part of your investment in our common stock as you might be unable to sell your shares at or above the price you paid for your shares. Factors that could cause fluctuations in the trading price of our common stock include the risk factors set forth in this section as well as the following:

●	price and volume fluctuations in the overall stock market from time to time;

●	volatility in the trading prices and trading volumes of technology stocks;

●	changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;

●	sales of shares of our common stock by us or our stockholders;

●	failure of securities analysts to maintain coverage of us, changes in financial estimates by securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;

●	changes in our financial, operating or other metrics, regardless of whether we consider those metrics as reflective of the current state or long-term prospects of our business, and how those results compare to securities analyst expectations, including whether those results fail to meet, exceed or significantly exceed securities analyst expectations, particularly in light of the significant portion of our revenue derived from a limited number of customers;

●	announcements by us or our competitors of new products or services;

●	the public’s reaction to our press releases, other public announcements, and filings with the SEC;

●	rumors and market speculation involving us or other companies in our industry;

●	actual or anticipated changes in our results of operations or fluctuations in our results of operations;

●	actual or anticipated developments in our business, our competitors’ businesses or the competitive landscape generally;

●	litigation involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;

●	actual or perceived privacy or data security incidents;

●	developments or disputes concerning our intellectual property or other proprietary rights;

●	announced or completed acquisitions of businesses, applications, products, services or technologies by us or our competitors;

●	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

●	changes in accounting standards, policies, guidelines, interpretations or principles;

●	any significant change in our management; and

●	general political and economic conditions and slow or negative growth of our markets.

In addition, in the past, following periods of volatility in the overall market and in the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

Our trading price and trading volume could decline if securities or industry analysts do not publish research about our business, or if they publish unfavorable research.

Equity research analysts do not currently provide coverage of our common stock, and we cannot assure that any equity research analysts will adequately provide research coverage of our common stock after the listing of our common stock on the Nasdaq Stock Exchange. A lack of adequate research coverage may harm the liquidity and trading price of our common stock. To the extent equity research analysts do provide research coverage of our common stock, we will not have any control over the content and opinions included in their reports. The trading price of our common stock could decline if one or more equity research analysts downgrade our stock or publish other unfavorable commentary or research. If one or more equity research analysts cease coverage of our company, or fail to regularly publish reports on us, the demand for our common stock could decrease, which in turn could cause our trading price or trading volume to decline.

We will incur costs and demands upon management as a result of complying with the laws and regulations affecting public companies in the United States, which may harm our business.

As a public company listed in the United States, we will incur significant additional legal, accounting, and other expenses. In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC and the Nasdaq Capital Market, may increase legal and financial compliance costs and make some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to comply with evolving laws, regulations, and standards, and this investment may result in increased selling, general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If, notwithstanding our efforts, we fail to comply with new laws, regulations, and standards, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or our board committees or as executive officers. Our management and other personnel will devote a substantial amount of time to these compliance initiatives. As a result, management’s attention may be diverted from other business concerns, which could harm our business and operating results. We will need to hire more employees in the future to comply with these requirements, which will increase our costs and expenses.

Our management team and other personnel devote a substantial amount of time to new compliance initiatives and we may not successfully or efficiently manage our transition to a public company. To comply with the requirements of being a public company, including the Sarbanes-Oxley Act, we will need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff, which would require us to incur additional expenses and harm our results of operations.

Failure to comply with these rules might also make it more difficult for us to obtain certain types of insurance, including director and officer liability insurance, and we might be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events would also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on committees of our board of directors or as members of senior management.

We are an “emerging growth company,” and we intend to comply only with reduced disclosure requirements applicable to emerging growth companies. As a result, our common stock could be less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering (b) in which we have total annual gross revenue of over $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock held by non-affiliates exceeds $700 million or more as of the last business day of our most recently completed second fiscal quarter; (2) the date on which we have issued more than $1 billion of non-convertible debt securities over a three-year period; and (3) the last day of the fiscal year following the fifth anniversary of our initial public offering. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock, and our stock price may be more volatile.

General Risks

Our quarterly and annual results may fluctuate significantly and may not meet our expectations or those of investors or securities analysts.

Our quarterly and annual results of operations, including the levels of our revenue, deferred revenue, working capital, and cash flows, may vary significantly in the future, such that period-to-period comparisons of our results of operations may not be meaningful. Our quarterly and annual financial results may fluctuate due to a variety of factors, many of which are outside of our control and may be difficult to predict, including, but not limited to:

●	the level of demand for our products;

●	our ability to grow or maintain our dollar-based net retention rate, expand usage within organizations, and sell subscriptions;

●	the timing and success of new features, integrations, capabilities, and enhancements by us to our products, or by our competitors to their products, or any other changes in the competitive landscape of our market;

●	our ability to achieve widespread acceptance and use of our products;

●	errors in our forecasting of the demand for our products, which would lead to lower revenue, increased costs, or both;

●	security breaches, technical difficulties, or interruptions to our systems;

●	pricing pressure as a result of competition or otherwise;

●	the continued ability to hire high quality and experienced talent in a fiercely competitive environment;

●	the timing of the grant or vesting of equity awards to employees, directors, or consultants;

●	declines in the values of foreign currencies relative to the U.S. dollar;

●	changes in, and continuing uncertainty in relation to, the legislative or regulatory environment;

●	legal and regulatory compliance costs in new and existing markets;

●	costs and timing of expenses related to the potential acquisition of businesses, talent, technologies, or intellectual property, including potentially significant amortization costs and possible write-downs;

●	environmental matters, such as wildfires, and health epidemics, such as the COVID-19 pandemic, influenza, and other highly communicable diseases or viruses;

●	adverse litigation judgments, other dispute-related settlement payments, or other litigation-related costs; and

●	general economic conditions in either domestic or international markets, including geopolitical uncertainty and instability and their effects on beverage purchases.

Any one or more of the factors above may result in significant fluctuations in our results of operations, which may negatively impact the trading price of our common stock. You should not rely on our past results as an indicator of our future performance.

Our outstanding indebtedness could materially adversely affect our financial condition and our ability to operate our business, pursue our growth strategy, and react to changes in the economy or industry.

As of December 31, 2022, we had $500,000 in principal amount outstanding under U.S. Small Business Administration Loan No. 7331917406 under its Economic Injury Disaster Loan assistance program in light of the impact of the COVID-19 pandemic, which we refer to as our EIDL Loan, $144,375 in principal outstanding under the Paycheck Protection Program Loan administered by the U.S. Small Business Administration and $50,898 in principal outstanding under our loans with Square Capital, LLC.

Our substantial debt could have important consequences to you, including the following:

●	it may be difficult for us to satisfy our obligations, including debt service requirements under our outstanding debt, resulting in possible defaults on and acceleration of such indebtedness;

●	our ability to obtain additional financing for working capital, capital expenditures, debt service requirements or other general corporate purposes may be impaired;

●	a substantial portion of cash flow from operations may be dedicated to the payment of principal and interest on our debt, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures, future business opportunities, acquisitions and other general corporate purposes;

●	we are more vulnerable to economic downturns and adverse industry conditions and our flexibility to plan for, or react to, changes in our business or industry are more limited;

●	our ability to capitalize on business opportunities and to react to competitive pressures, as compared to our competitors, may be compromised due to our level of debt; and

●	our ability to borrow additional funds or to refinance debt may be limited.

A failure to establish and maintain an effective system of disclosure controls and internal control over financial reporting, could adversely affect our ability to produce timely and accurate financial statements or comply with applicable regulations.

As a public company, we will be subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and the rules and regulations of the applicable listing standards of the Nasdaq Exchange. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting, and financial compliance costs, make some activities more difficult, time consuming, and costly, and place significant strain on our personnel, systems, and resources.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act, is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal controls over financial reporting. For example, as we have prepared to become a public company, we have worked to improve the controls around our key accounting processes and our quarterly close process. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and investments to strengthen our accounting systems.

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. In addition, changes in accounting principles or interpretations could also challenge our internal controls and require that we establish new business processes, systems, and controls to accommodate such changes. We have limited experience with implementing the systems and controls that will be necessary to operate as a public company, as well as adopting changes in accounting principles or interpretations mandated by the relevant regulatory bodies. Additionally, if these new systems, controls or standards and the associated process changes do not give rise to the benefits that we expect or do not operate as intended, it could adversely affect our financial reporting systems and processes, our ability to produce timely and accurate financial reports or the effectiveness of internal control over financial reporting. Moreover, our business may be harmed if we experience problems with any new systems and controls that result in delays in their implementation or increased costs to correct any post-implementation issues that may arise.

Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our consolidated financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the Nasdaq Exchange. We are not currently required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. As a public company, we are required to provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our second annual report on Form 10-K.

Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company” as defined in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could harm our business, results of operations, and financial condition and could cause a decline in the trading price of our common stock. Changes in tax laws or regulations could be enacted or existing tax laws or regulations could be applied to us or our customers in a manner that could increase the costs of our products and harm our business.

We may engage in merger and acquisition activities, which would require significant management attention, disrupt our business, dilute stockholder value, and adversely affect our business, results of operations, and financial condition.

As part of our business strategy to expand our product offerings and grow our business in response to changing technologies, customer demand, and competitive pressures, we have in the past and may in the future make investments or acquisitions in other companies, products or technologies. The identification of suitable acquisition candidates can be difficult, time-consuming, and costly, and we may not be able to complete acquisitions on favorable terms, if at all. These acquisitions may not ultimately strengthen our competitive position or achieve the goals of such acquisition, and any acquisitions we complete could be viewed negatively by customers or investors. We may encounter difficult or unforeseen expenditures in integrating an acquisition, particularly if we cannot retain the key personnel of the acquired company. In addition, if we fail to successfully integrate such acquisitions, or the assets, technologies or personnel associated with such acquisitions, into our company, the business and results of operations of the combined company would be adversely affected.

Acquisitions may disrupt our ongoing operations, divert management from their primary responsibilities, subject us to additional liabilities, increase our expenses, subject us to increased regulatory requirements, cause adverse tax consequences or unfavorable accounting treatment, expose us to claims and disputes by stockholders and third parties, and adversely impact our business, financial condition, and results of operations. We may not successfully evaluate or utilize the acquired technology and accurately forecast the financial impact of an acquisition transaction, including accounting charges. We may have to pay cash for any such acquisition which would limit other potential uses for our cash. If we incur debt to fund any such acquisition, such debt may subject us to material restrictions in our ability to conduct our business, result in increased fixed obligations, and subject us to covenants or other restrictions that would decrease our operational flexibility and impede our ability to manage our operations. If we issue a significant amount of equity securities in connection with future acquisitions, existing stockholders’ ownership would be diluted.

We may need additional capital, and we cannot be sure that additional financing will be available.

In the future, we may raise additional capital through additional equity or debt financing to support our business growth, to respond to business opportunities, challenges or unforeseen circumstances, or for other reasons. On an ongoing basis, we are evaluating sources of financing and may raise additional capital in the future. Our ability to obtain additional capital will depend on our development efforts, business plans, investor demand, operating performance, the condition of the capital markets, and other factors. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of existing stockholders, and existing stockholders may experience dilution. Further, if we are unable to obtain additional capital when required, or are unable to obtain additional capital on satisfactory terms, our ability to continue to support our business growth or to respond to business opportunities, challenges, or unforeseen circumstances would be adversely affected.

Our amended and restated articles of incorporation provide that the Court of Chancery of the State of Delaware and, to the extent enforceable, the federal district courts of the United States of America are the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated articles of incorporation provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law:

●	any derivative claim or cause of action brought on our behalf;

●	any claim or cause of action for a breach of fiduciary duty owed by any of our current or former directors, officers or other employees to us or our stockholders;

●	any claim or cause of action against us or any of our current or former directors, officers or other employees arising out of or pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws (as each may be amended from time to time);

●	any claim or cause of action seeking to interpret, apply, enforce or determine the validity of our amended and restated certificate of incorporation or our amended and restated bylaws (as each may be amended from time to time, including any right, obligation or remedy thereunder);

●	any claim or cause of action as to which the Delaware General Corporation Law confers jurisdiction to the Court of Chancery of the State of Delaware; and

●	any claim or cause of action against us or any of our current or former directors, officers or other employees governed by the internal-affairs doctrine.

This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the U.S. federal courts have exclusive jurisdiction. In addition, our amended and restated certificate of incorporation that will be in effect prior to the closing of this offering will provide that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause or causes of action arising under the Securities Act, including all causes of action asserted against any defendant to such complaint. For the avoidance of doubt, this provision is intended to benefit and may be enforced by us, our officers and directors, the underwriters to any offering giving rise to such complaint, and any other professional entity whose profession gives authority to a statement made by that person or entity and who has prepared or certified any part of the documents underlying the offering. If a court were to find either choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions. For example, the Court of Chancery of the State of Delaware recently determined that the exclusive forum provisions of federal district courts of the United States of America for resolving any complaint asserting a cause of action arising under the Securities Act is not enforceable.

These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions, and there can be no assurance that such provisions will be enforced by a court in those other jurisdictions. We note that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder.

Additionally, our amended and restated certificate of incorporation provide that any person or entity holding, owning or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and consented to these provisions.

Our charter documents also contain other provisions that could have an anti-takeover effect, such as:

●	permitting the board of directors to establish the number of directors and fill any vacancies and newly created directorships;

●	providing that directors may only be removed pursuant to the provisions of Section 141(k) of the Delaware General Corporation Law;

●	prohibiting cumulative voting for directors;

●	requiring super-majority voting to amend some provisions in our amended and restated bylaws;

●	authorizing the issuance of “blank check” preferred stock that our board of directors could use to implement a stockholder rights plan; and

●	eliminating the ability of stockholders to call special meetings of stockholders.

Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which prohibit a person who owns 15% or more of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner. Any provision in our amended and restated certificate of incorporation or our amended and restated bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock.

We do not intend to pay dividends for the foreseeable future.

We have never declared or paid any cash dividends on our capital stock, and we do not intend to pay any cash dividends in the foreseeable future. We expect to retain future earnings, if any, to fund the development and growth of our business. Any future determination to pay dividends on our capital stock will be at the discretion of our board of directors. Accordingly, stockholders must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.

Catastrophic events may disrupt our business.

Labor discord or disruption, geopolitical events, social unrest, war, terrorism, political instability, acts of public violence, boycotts, hostilities and social unrest and other health pandemics that lead to avoidance of public places or cause people to stay at home could harm our business. Additionally, natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce, and the global economy, and thus could harm our business. In particular, the COVID-19 pandemic, including the reactions of governments, markets, and the general public, may result in a number of adverse consequences for our business, operations, and results of operations, many of which are beyond our control. In the event of a major earthquake, hurricane or catastrophic event such as fire, power loss, telecommunications failure, cyber-attack, war or terrorist attack, we may be unable to continue our operations and may endure system interruptions, reputational harm, breaches of data security, and loss of critical data, all of which would harm our business, results of operations, and financial condition. In addition, the insurance we maintain would likely not be adequate to cover our losses resulting from disasters or other business interruptions.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our executive office is located at 580 N. Berry Street, Brea, California and our telephone number is (714) 784-6369.

As of December 31, 2022, we had 11 company-owned retail locations across California, all of which are leased.

Item 3. Legal Proceedings

The Company is subject to various legal proceedings from time to time as part of its business. We are not presently a party to any legal proceedings that, if determined adversely to us, we believe would individually or in the aggregate have a material adverse effect on our business, results of operations, financial condition or cash flows. However, legal proceedings are inherently uncertain. As a result, the outcome of a particular matter or a combination of matters may be material to our results of operations for a particular period, depending upon the size of the loss or our income for that particular period.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the Nasdaq Capital Market under the symbol “REBN”.

Holders of Record

As of April 7, 2023, there were 13,163,126 of our shares of common stock issued and outstanding held by approximately 412 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and future earnings, if any, for the operation and expansion of our business and do not anticipate declaring or paying any dividends in the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our board of directors after considering our financial condition, results of operations, capital requirements, business prospects and other factors the board of directors deems relevant, and subject to the restrictions contained in any financing instruments. Our ability to declare dividends may also be limited by restrictive covenants pursuant to any other future debt financing agreements.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12, “Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters,” for information related to securities authorized for issuance under the Company’s equity compensation plans.

Recent Sales of Unregistered Equity Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report on Form 10-K and with our audited consolidated financial statements included in our Registration Statement on Form S-1 (File No: 333-261937), as amended (the “Registration Statement”). As discussed in the section titled “Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” in our Registration Statement.

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

Founded in 2015 by Jay Kim, our Chief Executive Officer, Mr. Kim and his team launched Reborn Coffee with the vision of using the finest pure ingredients and pristine water. We currently serve customers through our retail store locations in California: Brea, La Crescenta, Corona Del Mar, Laguna Woods, Manhattan Beach, Cabazon, Glendale, Arcadia, Riverside, San Francisco and Irvine, with 3 other locations in development. We expect to open up to 20 company-owned retail locations by the end of 2023.

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

Current Operations

We have a production and distribution center at our headquarters that we use to process and roast coffee for wholesale and retail distribution.

Currently, we have the following eleven retail coffee locations:

●	La Floresta Shopping Village in Brea, California;

●	La Crescenta, California;

●	Corona Del Mar, California;

●	Home Depot Center in Laguna Woods, California;

●	Manhattan Village at Manhattan Beach, California.

●	Cabazon, California;

●	Glendale Galleria in Glendale, California;

●	Santa Anita Westfield Mall in Arcadia, California;

●	Galleria at Tyler in Riverside, California;

●	Stonestown Galleria in San Francisco, California; and

●	Intersect in Irvine, California.

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

Wholesale and online revenues are recognized when the products are delivered, and title passes to customers or to the wholesale distributors. When customers pick up the products at the Company’s warehouse, or the products are delivered to the wholesale distributors, the title of the products passes and revenue is recognized. Wholesale revenues make up approximately 2% of the Company’s total revenue.

Cost of Sales

Cost of sales includes costs associated with generating revenue within our company-owned retail locations and through wholesale and online platform.

Shipping and Handling Costs

The Company incurred freight out cost and is included in the Company’s cost of sale.

General and Administrative Expense

General and administrative expense includes store-related expense as well as the Company’s corporate headquarters’ expenses.

Advertising Expense

Advertising expenses are expensed as incurred. Advertising expenses amounted to $52,688 and $82,351 for the years ended December 31, 2022 and 2021, respectively, and are recorded under general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

Pre-opening Costs

Pre-opening costs for new stores, which are not material, consist primarily of payroll and recruiting expense, training, marketing, rent, travel, and supplies, and are expensed as incurred depreciated over the shorter of the useful life of the improvement or the lease term, including renewal periods that are reasonably assured.

Results of Operations

The following tables present the summary of historical consolidated financial data for Reborn Coffee, Inc. and its subsidiaries for the periods and at the dates indicated. The summary of historical consolidated statements of income data and summary historical consolidated statements of cash flows data presented below for the years ended December 31, 2022 and 2021.

Historical results are not necessarily indicative of the results expected for any future period. You should read the summary of historical consolidated financial data below, together with our audited consolidated financial statements and related notes thereto.

	Year Ended December 31,
	2022	2021
Net revenues:
Stores	$3,184,491	$2,204,201
Wholesale and online	56,032	75,871
Total net revenues	3,240,523	2,280,072
Operating costs and expenses:
Product, food and drink costs—stores	1,092,573	821,713
Cost of sales—wholesale and online	24,542	33,231
General and administrative	5,663,950	3,988,805
Total operating costs and expenses	6,781,065	4,843,749
Loss from operations	(3,540,542)	(2,563,677)
Other income (expense):
Other income	16,440	7,631
Paycheck protection program (PPP) loan forgiven income	-	115,000
Interest expense	(29,195)	(16,172)
Loss of extinguishment of debt	-	(982,383)
Total other expense	(12,755)	(875,924)
Loss before income taxes	(3,553,297)	(3,439,601)
Provision for income taxes	1,600	800
Net loss	$(3,554,897)	$(3,440,401)

Earnings (loss) per share:
Basic and diluted	$(0.29)	$(0.32)

Weighted average number of common shares outstanding:
Basic and diluted	12,173,031	10,724,944

Revenues. Revenues were approximately $3.2 million for the year ended December 31, 2022, compared to $2.3 million for the year ended December 31, 2021, representing an increase of approximately $960,000, or 42.1%. The increase in sales for the periods was primarily driven by the opening of new locations, and to the continued focus on marketing efforts to grow brand recognition.

Product, food and drink costs. Product, food and drink costs were approximately $1,093,000 for the year ended December 31, 2022 compared to $822,000 for the comparable period in 2021, representing an increase of approximately $271,000, or 33.0%. The increase in costs was partially driven by the opening of new locations and the overall increase in sales for the period.

General and administrative expenses. General and administrative expenses were approximately $5.7 million for the year ended December 31, 2022 compared to $4.0 million for the comparable period in the prior year, representing an increase of approximately $1.7 million, or 42.0%. The increase was mainly caused by increased occupancy expenses and labor costs with opening of new locations.

Liquidity and Capital Resources

We have a history of operating losses and negative cash flow in operating activities. We have incurred recurring net losses, including net losses from operations before income taxes of $3.5 million and $2.6 million for the year ended December 31, 2022 and 2021, respectively. We used $3.3 million and $1.9 million of cash for operating activities the year ended December 31, 2022 and 2021, respectively, and we had an accumulated deficit of $12,031,801 at December 31, 2022. These factors raise substantial doubt as to our ability to continue as a going concern, and our independent registered public accounting firm has included a going concern uncertainty explanatory paragraph in their report for 2022.

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

To support our existing and planned business model, the Company needs to raise additional capital to fund our future operations. The Company has not experienced any difficulty in raising funds through loans, and has not experienced any liquidity problems in settling payables in the normal course of business and repaying loans when they fall due. Successful renewal of our loans, however, is subject to numerous risks and uncertainties. In addition, the increasingly competitive industry conditions under which we operate may negatively impacted our results of operations and cash flows. Additional debt financing is anticipated to fund the Company’s operations in near future. However, there are no current agreements or understandings with regard to the form, time or amount of such financing and there is no assurance that any of this financing can be obtained or that the Company can continue as a going concern.

	Year Ended December 31,
	2022	2021
Statement of Cash Flow Data:
Net cash used in operating activities	(3,297,058)	(1,949,820)
Net cash used in investing activities	(681,531)	(498,224)
Net cash provided by financing activities	6,092,573	3,224,527

Cash Flows Used in Operating Activities

Net cash used in operating activities during the year ended December 31, 2022 was approximately $3.3 million, which resulted from net loss of $3.5 million, non-cash charges of $441,000 for stock compensation and $210,616 for depreciation and net cash outflows of $414,842 from changes in operating assets and liabilities. The net cash outflows from changes in operating assets and liabilities were primarily the result of increases in inventory of $43,466, prepaid and other assets of $521,176, partially offset by increase of $150,580 in accrued liabilities.

Net cash used in operating activities during the year ended December 31, 2021 was approximately $1.9 million, which resulted from net loss of $3.4 million, non-cash charges of $550,000 for stock compensation, 982,383 of loss on extinguishment of debt and $174,696 for depreciation, and net cash outflows of $101,498 from changes in operating assets and liabilities. The net cash outflows from changes in operating assets and liabilities were primarily the result of increases in inventories of $73,598, prepaids and other assets of $132,059 and a decrease in accounts payable of $27,571, partially offset by increases of $127,877 in accrued liabilities.

Cash Flows Used in Investing Activities

Net cash used in investing activities for the year ended December 31, 2022 and 2021 was $681,531 and $498,224, respectively, These expenditures in each period are primarily related to purchases of property and equipment in connection with current and future location openings and maintaining our existing locations.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities during the year ended December 31, 2022 was $6.1 million, which was primarily a proceeds from the IPO, net of offering expenses of approximately $998,000.

Net cash provided by financing activities during the year ended December 31, 2021 was $3.2 million, primarily due to approximately $2.7 million received from the common stock issuance and $1.0 million from the loans, offset by approximately $492,000 of repayments of borrowings.

As of December 31, 2022, the Company had total assets of approximately $8.5 million. Our cash balance as of December 31, 2022 was approximately $3.0 million.

Credit Facilities

Loans with Square Capital

In August 2022, the Company entered into loan agreements with Square Capital in the aggregate principal amount of $100,000 with loan costs of $12,215. The loan payable has a maturity date on February 2, 2024. As of December 31, 2022, there was a balance outstanding of $50,898.

Economic Injury Disaster Loan

On May 16, 2020, the Company executed the EIDL Loan from the SBA under its EIDL assistance program in light of the impact of the COVID-19 pandemic on the Company’s business. As of December 31, 2022, the loan payable, EIDL Loan noted above is not in default.

Pursuant to the SBA Loan Agreement, the Company borrowed an aggregate principal amount of the EIDL Loan of $500,000, with proceeds to be used for working capital purposes. Interest accrues at the rate of 3.75% per annum and will accrue only on funds actually advanced from the date of each advance. Installment payments, including principal and interest, are due monthly beginning May 16, 2021 (twelve months from the date of the SBA Loan Agreement) in the amount of $731. The balance of principal and interest is payable thirty years from the date of the SBA Loan. In connection therewith, the Company also received a $10,000 grant, which does not have to be repaid. During the year ended December 31, 2020, $10,000 was recorded in Economy injury disaster loan (EIDL) grant income in the Statements of Operations. The schedule of payments on this loan was later deferred to commence 24 months from the date of loan and the Company had paid the payments since May 2022.

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

Critical Accounting Estimates and Policies

The preparation of financial statements requires management to utilize estimates and make judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. These estimates are based on historical experience and on various other assumptions that management believes to be reasonable under the circumstances. The estimates are evaluated by management on an ongoing basis, and the results of these evaluations form a basis for making decisions about the carrying value of assets and liabilities that are not readily apparent from other sources. Although actual results may differ from these estimates under different assumptions or conditions, management believes that the estimates used in the preparation of our financial statements are reasonable. The critical accounting policies affecting our financial reporting are summarized in Note 2 to the financial statements included elsewhere in this Annual Report on Form 10-K.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2022. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and (b) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding any required disclosure.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Under SEC rules and regulations, because we are considered to be a “smaller reporting company”, we are not required to provide the information required by this item in this report.

Item 8. Financial Statements and Supplementary Data

The Financial Statements and Supplementary Data required by this Item 8 are incorporated by reference to information beginning on Page F-1 of this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2022. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2022, our disclosure controls and procedures were ineffective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified by Securities and Exchange Commission (“SEC”) rules and forms and (b) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding any required disclosure.

Management has identified control deficiencies regarding inadequate accounting resources, the lack of segregation of duties and the need for a stronger internal control environment. Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff. The small size of the Company’s accounting outsourced staff may prevent adequate controls in the future due to the cost/benefit of such remediation.

To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of external legal and accounting professionals. As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our financial statements may not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analyses and procedures in order to conclude that our financial statements for the year ended December 31, 2022 included in this Annual Report on Form 10-K were fairly stated in accordance with GAAP. Accordingly, management believes that despite our material weaknesses, our financial statements for the quarter ended December 31, 2022 are fairly stated, in all material respects, in accordance with GAAP.

Changes in Internal Control Over Financial Reporting

Due to a transition period established by SEC rules applicable to newly public companies, our management is not required to evaluate the effectiveness of our internal control over financial reporting until after the filing of our Annual Report on Form 10-K for the year ending December 31, 2022. As a result, this Annual Report does not address whether there have been any changes in our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures and internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Current Directors and Executive Officers

The following table provides information regarding our executive officers and members of our board of directors as of the date of this Annual Report on Form 10-K:

Name	Age	Position
Executive Officers
Jay Kim	60	Chief Executive Officer and Director
Stephan Kim	46	Chief Financial Officer

Non-Employee, Independent Directors
Farooq M. Arjomand	64	Chairman of the Board of Directors and Independent Director
Dennis R. Egidi	76	Vice Chairman of the Board of Directors and Independent Director
Sehan Kim	69	Independent Director

Background of Executive Officers and Directors

Jay Kim, age 60, Chief Executive Officer and Director

Mr. Kim has served as the Chief Executive Officer of Reborn Coffee since the inception of the Company in 2014. On July 1, 2007, Mr. Kim previously founded Wellspring Industry, Inc., which created the yogurt distribution company “Tutti Frutti” and the bakery-café franchise “O’My Buns.” Tutti Frutti grew to approximately 700 agents worldwide that offered self-serve frozen yogurt. Mr. Kim sold the majority ownership of Wellspring to group of investors in 2017 to focus his efforts on Reborn Coffee.

Prior to beginning Wellspring Mr. Kim was the owner of Coffee Roasters in Riverside, California from 2002 to 2007. Mr. Kim worked as the project manager for JES Inc., based in Brea, CA from 1997 to 2002 where he coordinated and managed environmental engineering projects. Mr. Kim worked as a Senior Process Engineer for Allied Signal Environment Catalyst in Tulsa, Oklahoma, from 1992 to 1997 where he coordinated and implemented projects related to plant productivity. He also acted as the leader in start-up plant to be based in Mexico for Allied Signal. From 1988 to 1992 Mr. Kim worked as the plant start-up engineer for Toyota Auto Body Inc.

Mr. Kim has a B.S, in Chemical Engineering from California State University at Long Beach and followed a Chemical office basic at US Army Chemical School in 1988. He was commissioned 1st. LT. of the US Army in 1986 and retired from the US Army in 1988.

Stephan Kim, age 46, Chief Financial Officer

Mr. Kim has served as the full-time Chief Financial Officer of the Company since June 26, 2022. Prior to joining Reborn Coffee, Mr. Kim provided professional accounting and tax consulting services for nearly 20 years to various clients in the consumer retail, healthcare, industrial manufacturing, and technology industries, including public accounting and tax consulting services under his own practice since 2011. Throughout his career as a public accountant, controller and banker in the US and South Korea, Mr. Kim has obtained broad and in-depth expertise on international accounting, finance, taxes and Sarbanes-Oxley 404 compliance. Mr. Kim graduated from Sogang University in South Korea with a B.A. in Sociology and Business in 2002 and earned a Master’s degree in Professional Accountancy from Indiana University in 2005. Mr. Kim began his career in 2002 as a banker with Shinhan Bank in South Korea. From 2005 to 2010, Mr. Kim was an Audit Manager at KPMG, Los Angeles office.

Non-Employee Directors

Farooq M. Arjomand, age 64, Chairman of the Board of Directors

Farooq Arjomand has served as the Chairman of the Board of Directors of Reborn Global since January 2015, and took over as the Chairman of the Board of Reborn Coffee Inc. on May 7, 2018.  In 1984, he started his career as a banker with HSBC and gained experience across all departments—namely, private banking, corporate finance, trade services, and investment banking. During his stint with HSBC, he also became the founding member of Amlak Finance & Emmar Properties in 1997.  Mr. Arjomand founded the Arjomand Group of companies in 2000 and has served as chief executive officer since that company’s inception. Based in Dubai, the Arjomand Group conducts various activities including real estate, manufacturing, trades, financial activities and aviation across the GCC, Asia, Europe and the US.

Mr. Arjomand has also served as the Chairman of DAMAC Properties, a leading developer in the Middle East and as a board member of Al Ahlia Insurance Company BSC, Bahrain. Mr. Arjomand also serves as Managing Partner of Barakat Group. Barakat Group has been involved in the manufacturing of juices and food stuffs for the past 30 years. Mr. Arjomand is a citizen of the United Arab Emirates. He graduated with a Business Management degree from Seattle Pacific University in Seattle, Washington.

Dennis R. Egidi, age 76, Vice Chairman of the Board of Directors

Mr. Egidi is a licensed real estate broker in the State of Illinois. Additionally, Mr. Egidi was awarded the CPM® designation through the Institute of Real Estate Management. He holds a bachelor’s degree in civil engineering and attended graduate school in Civil Engineering at the University of Detroit.

Mr. Egidi joined Reborn Coffee Inc. as a Director and the Vice Chairman of the Board of Directors in June of 2020. Mr. Egidi formed DRE, Inc., an Illinois real estate development company in 1993, developing over 30 affordable housing projects in Illinois, Ohio, Indiana, Iowa, and California, totaling approximately 5,000 units. Today, he continues to serve as President of DRE, Inc., and acts as Managing General Partner of 15 limited partnerships, of which 5 have been redeveloped over the past 5 years.

In addition, Mr. Egidi served as President and Chairman of the board of Promex Midwest, a real estate property management firm. He has been involved in all phases of management in the commercial, residential and industrial building fields in the Midwest. Mr. Egidi has extensive knowledge and experience in the construction industry, having served as Executive Vice President and Chief Estimator for Corbetta Construction Company of Illinois, and then for Contractors and Engineers, Inc. During his 25 years of experience in the construction industry, he was involved in all types of projects ranging from multifamily housing, historical rehabs, high-rise office buildings and shopping centers.

Mr. Egidi and DRE also have experience in the food service industry having developed fast food pizza stores in central Illinois under the Rocky Rococo brand in the 1980s. He was also a principal partner in Cookie Associates of Houston, Texas. Cookie Associates owned and operated 34 “Great American Cookie” stores and kiosks in the Houston market. Most recently, Mr. Egidi, as a principal of TF Investors LLC, was a franchisor of eight Tutti Frutti Frozen Yogurt franchises located in France and England.

Sehan Kim, age 69, Director

Sehan Kim has been a Director of Reborn Global since January 2015. Sehan Kim joined Magitech Incorporation in 2013 as Vice President of Operations. He oversees operations and management in water, and beverage businesses at Magitech Corporation. He led the major projects at Magitech to install the ERP system and the cold brewed coffee extraction systems.

Prior to this position, Sehan Kim from 2005 to 2011, was Senior Vice President at Korean Air Co., Ltd. (“Korean Air”). He was the Head of the Aerospace Division at Korean Air. Prior to that, Sehan Kim was vice president and general manager of the Commercial Aerostructure Businesses at Korean Air from 2001 to 2005, which supplied various aircraft structural components to major commercial airplane manufacturers, including Airbus, Boeing and Embraer.

From January 1994 to February 1997 Mr. Kim worked as a Korean Air representative at Boeing in Seattle, Washington, and had on the job training in configuration management at Northrop Aircraft company in Los Angeles, for the Korean Fighter Coproduction Program in 1981. He joined Korean Air in August 1979 as an Aerospace structural engineer. Mr. Sehan Kim studied Aerospace Engineering at Seoul National University in 1973 through 1977 and holds a master’s Degree in business management from Busan National University.

Family Relationships

There are no family relationships among any of our executive officers or directors.

Board Composition

Our business and affairs are managed under the direction of our board of directors, a majority of which are independent (i.e., Farooq M. Arjomand, Dennis R. Egidi, and Sehan Kim). We have four directors with no vacancies. Our current directors will continue to serve as directors until their resignation, removal or successor is duly elected.

Our certificate of incorporation and our bylaws permit our board of directors to establish the authorized number of directors from time to time by resolution. Each director serves until the expiration of the term for which such director was elected or appointed, or until such director’s earlier death, resignation or removal.

Involvement in Certain Legal Proceedings

As of the filing of this Annual Report on Form 10-K, there are no legal proceedings, and during the past ten years there have been no legal proceedings, that are material to an evaluation of the ability or integrity of any of our directors, director nominees or executive officers.

Committees of Our Board of Directors

Our board of directors has established a compensation committee and an audit committee. The composition and responsibilities of each of the committees of our board of directors are described below. Members serve on these committees until their resignation or until otherwise determined by our board of directors. Our board of directors may establish other committees as it deems necessary or appropriate from time to time.

Audit Committee

As of the date of this filing, our audit committee consists of Farooq M. Arjomand, Dennis R. Egidi and Sehan Kim. Each member of our audit committee can read and understand fundamental financial statements in accordance with applicable requirements. The chair of our audit committee is Farooq M. Arjomand, who our board of directors has determined is an “audit committee financial expert” within the meaning of SEC regulations. In arriving at these determinations, our board of directors has examined each audit committee member’s scope of experience and the nature of their employment in the corporate finance sector.

The principal duties and responsibilities of our audit committee include, among other things:

●	hiring and selecting a qualified firm to serve as the independent registered public accounting firm to audit our financial statements;

●	helping to ensure the independence and performance of the independent registered public accounting firm;

●	helping to maintain and foster an open avenue of communication between management and the independent registered public accounting firm;

●	discussing the scope and results of the audit with the independent registered public accounting firm, and reviewing, with management and the independent registered public accounting firm, our interim and year-end operating results;

●	developing procedures for employees to submit concerns anonymously about questionable accounting or audit matters;

●	reviewing our policies on risk assessment and risk management;

●	reviewing related party transactions;

●	obtaining and reviewing a report by the independent registered public accounting firm at least annually, that describes its internal quality-control procedures, any material issues with such procedures, and any steps taken to deal with such issues when required by applicable law; and

●	approving (or, as permitted, pre-approving) all audit and all permissible non-audit services to be performed by the independent registered public accounting firm.

Our audit committee operates under a written charter that satisfies the applicable listing standards of the Nasdaq Capital Market.

Compensation Committee

Our compensation committee consists of Farooq M. Arjomand, Dennis R. Egidi and Sehan Kim. The chair of our compensation committee is Dennis R. Egidi.

The principal duties and responsibilities of our compensation committee include, among other things:

●	approving the retention of compensation consultants and outside service providers and advisors;

●	reviewing and approving, or recommending that our board of directors approve, the compensation, individual and corporate performance goals and objectives and other terms of employment of our executive officers, including evaluating the performance of our chief executive officer and, with his assistance, that of our other executive officers;

●	reviewing and recommending to our board of directors the compensation of our directors;

●	administering our equity and non-equity incentive plans;

●	reviewing our practices and policies of employee compensation as they relate to alignment of incentives;

●	reviewing and evaluating succession plans for the executive officers;

●	reviewing and approving, or recommending that our board of directors approve, incentive compensation and equity plans; and

●	reviewing and establishing general policies relating to compensation and benefits of our employees and reviewing our overall compensation philosophy.

Our compensation committee operates under a written charter that satisfies the applicable listing standards of the Nasdaq Capital Market.

Compensation Committee Interlocks

None of the members of the compensation committee are currently, or have been at any time, one of our executive officers or employees. None of our executive officers currently serve, or have served during the last year, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or compensation committee.

Director Nominations

We do not have a standing nominating committee. In accordance with the Nasdaq Stock Exchange corporate governance standards, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our bylaws.

We expect to expand our board of directors in the future to include additional independent directors. In adding additional members to our board of directors, we will consider each candidate’s independence, skills and expertise based on a variety of factors, including the person’s experience or background in management, finance, regulatory matters and corporate governance. Further, when identifying nominees to serve as a director, we expect that our board of directors will seek to create a board of directors that is strong in its collective knowledge and has a diversity of skills and experience with respect to accounting and finance, management and leadership, vision and strategy, business operations, business judgment, industry knowledge and corporate governance.

Code of Business Conduct and Ethics

In filing our Registration Statement on Form S-1 on July 3, 2017, we adopted a Code of Business Conduct and Ethics that applies to all our employees, officers and directors. This includes our principal executive officer, principal financial officer and principal accounting officer or controller, or persons performing similar functions. The full text of our Code of Business Conduct and Ethics will be posted on our website at www.reborncoffee.com. We intend to disclose on our website any future amendments of our Code of Business Conduct and Ethics or waivers that exempt any principal executive officer, principal financial officer, principal accounting officer or controller, persons performing similar functions or our directors from provisions in the Code of Business Conduct and Ethics. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K, and you should not consider information on our website to be part of this Annual Report on Form 10-K.

Risk and Compensation Policies

We have analyzed our compensation programs and policies to determine whether those programs and policies are reasonably likely to have a material adverse effect on us.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that during the year ended December 31, 2022, all reports applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner in accordance with Section 16(a) of the Exchange Act.

Item 11. Executive Compensation

Compensation Philosophy

Our compensation philosophy includes:

●	pay for performance;

●	fair compensation that is competitive with market standards;

●	compensation mix according to growth stage of our company as well as job level; and

●	incentivizing employees to work for long-term sustainable and profitable growth of our company.

Objective of Executive Compensation Program

The objective of our compensation program is to provide a fair and competitive compensation package in the industry to each named executive officer (“NEO”) that will enable us to:

●	attract and hire outstanding individuals to achieve our mid-term and long-term visions;

●	motivate, develop and retain employees; and

●	align the financial interests of each named executive officer with the interests of our stakeholders including stockholders and encourage each named executive officer to contribute to enhance value of the Company.

Our named executive officers for the year 2022, which consist of our principal executive officers, were:

●	Jay Kim, President and Chief Executive Officer; and

●	Stephan Kim, Chief Financial Officer.

Administration

Following the consummation of this offering, our Compensation Committee, which includes two independent directors, will oversee our executive compensation program and will be responsible for approving the nature and amount of the compensation paid to our NEOs. The committee will also administer our equity compensation plan and awards.

Elements of Compensation

Our compensation program for NEOs consists of the following elements of compensation, each described in greater depth below:

●	base salaries;

●	performance-based bonuses;

●	equity-based incentive compensation; and

●	general benefits.

Base Salary

Base salaries are an annual fixed level of cash compensation to reflect each NEO’s performance, role and responsibilities, and retention considerations.

Performance-Based Bonus

To incentivize management to drive strong operating performance and reward achievement of our company’s business goals, our executive compensation program includes performance-based bonuses for NEOs. Our Compensation Committee has established annual target performance-based bonuses for each NEO during the first quarter of the fiscal year.

Equity Compensation

We may pay equity-based compensation to our NEOs in order to link our long-term results achieved for our stockholders and the rewards provided to NEOs, thereby ensuring that such NEOs have a continuing stake in our long-term success.

General Benefits

Our NEOs are provided with other fringe benefits that we believe are commonly provided to similarly situated executives.

Summary Compensation Table – Officers

The following table sets forth information concerning the compensation of our named executive officers for the years ended December 31, 2022 and December 31, 2021.

Name and principal		Salary	Bonus	Stock Awards	Option Awards	Non-equity Incentive plan compensation	Change in Pension Value and Nonqualified deferred compensation	All other Compensation	Total
position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Jay Kim Chief Executive Officer	2022	144,000	200,000	-0-	-0-	-0-	-0-	-0-	344,000

Stephan Kim Chief Financial Officer (1)	2022	83,000	-0-	56,000	-0-	-0-	-0-	-0-	139,000

Jay Kim Chief Executive Officer	2021	50,000	-0-	-0-	-0-	-0-	-0-	-0-	50,000

Kevin Hartley Former Chief Financial Officer (2)	2021	10,000	-0-	200	-0-	-0-	-0-	-0-	10,200

(1)	Effective July 27, 2022, the Company executed an employment agreement with Stephan Kim for Mr. Kim to serve as full time Chief Financial Officer of the Company, effective immediately. Mr. Kim shall receive a monthly payment of $12,000 ($144,000 annually) as compensation for his services, and the Company granted $56,000 worth of shares of RSU, which will be vested in 3 months after employment and can be sold after one year. The terms of the RSUs will be set out in a separate RSU agreement to be executed in the near future. The employment agreement is an at-will agreement and is terminable by either party at any time. A copy of the agreement is filed herewith as Exhibit 10.11.

(2)	We entered into a consulting agreement on September 15, 2021 with Kevin Hartley for his services as CFO of the Company pursuant to which Mr. Hartley received $10,000 per year and additional compensation in the form of shares common stock. Effective July 27, 2022, Mr. Hartley amicably resigned as CFO of the Company and Stephan Kim was appointed as new full-time CFO of the Company.

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2022, there were no outstanding equity awards for each of the NEOs.

Director Compensation

No compensation was paid to our non-employee directors for services rendered during the years ended December 31, 2022 and 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 31, 2022, information regarding beneficial ownership of our capital stock by:

●	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our common stock;

●	each of our directors;

●	each of our named executive officers; and

●	all of our current executive officers, directors and director nominees as a group.

In the table below, percentage ownership is based on 13,163,126 shares of our Class A Common Stock issued and outstanding as of December 31, 2022.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants or rights as these warrants and rights are not exercisable or convertible within 60 days of the date of this Report.

Except as otherwise noted below, the address for each person or entity listed in the table is c/o Reborn Coffee Inc., 580 N. Berry St. Brea, CA 92821.

	Number of Shares	Percentage of Shares
Name of Beneficial Owner	Beneficially Owned	Beneficially Owned
5% or Greater Stockholders

Directors and Named Executive Officers
Jay Kim, Chief Executive Officer and Director	2,520,333	19.1%
Stephan Kim, Chief Financial Officer	11,200	0.1%
Farooq M. Arjomand, Chairman of the Board	3,648,631	27.7%
Dennis R. Egidi, Vice Chairman of the Board	1,242,792	9.4%
Sehan Kim, Director	382,273	2.9%
Hannah Goh, Former Director	1,000,001	7.6%

All directors, directors nominees and executive officers as a group (6 persons):	8,805,230	66.8%

Securities Authorized for Issuance under Equity Compensation Plans

None.

Changes in Control

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Policies and Procedures for Related Person Transactions

We do not currently have a formal, written policy or procedure for the review and approval of related party transactions. However, all related party transactions are currently reviewed and approved by our NEOs.

Our board of directors has adopted a written related person transaction policy, effective upon the closing of the IPO, which sets forth the policies and procedures for the review and approval or ratification of related party transactions. This policy will be administrated by our Audit Committee. These policies will provide that, in determining whether or not to recommend the initial approval or ratification of a related party transaction, the relevant facts and circumstances available shall be considered, including, among other factors it deems appropriate, whether the interested transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related party’s interest in the transaction.

Director Independence

Nasdaq rules require that a majority of the board of directors of a company listed on Nasdaq be composed of “independent directors,” which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. In addition, the director must not be precluded from qualifying as independent under the per se bars set forth by the Nasdaq rules. Our Board has undertaken a review of its composition, the composition of its committees and the independence of our directors and considered whether any director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our Board of Directors has determined that each of the directors on our Board, other than Jay Kim are independent directors under the Nasdaq listing rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Indemnification Agreements

We have entered into indemnification agreements with each of our directors and executive officers. These agreements, among other things, require us to indemnify each director and executive officer to the fullest extent permitted by Delaware law, including indemnification of expenses such as attorneys’ fees, judgments, penalties, fines and settlement amounts incurred by the director or executive officer in any action or proceeding, including any action or proceeding by or in right of us, arising out of the person’s services as a director or executive officer.

Our certificate of incorporation contains provisions that limit the liability of our current and former directors for monetary damages to the fullest extent permitted by Delaware law. Additionally, a director is not personally liable for monetary damages for breach of fiduciary duty as a director (i) for any breach of his or her duty of loyalty to the Company or its stockholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of the law, (iii) under Section 174 of the General Corporation Law of the State of Delaware, or (iv) for any transaction from which the director derives an improper personal benefit.

Our certificate of incorporation authorizes us to indemnify our directors, officers, employees and other agents to the fullest extent permitted by Delaware law. Our bylaws provide that we are required to indemnify our directors and officers to the fullest extent permitted by Delaware law and may indemnify our other employees and agents. Our bylaws also provide that, on satisfaction of certain conditions, we will advance expenses incurred by a director or officer in advance of the final disposition of any action or proceeding, and permit us to secure insurance on behalf of any officer, director, employee or other agent for any liability arising out of his or her actions in that capacity regardless of whether we would otherwise be permitted to indemnify him or her under the provisions of Delaware law. We have entered and expect to continue to enter into agreements to indemnify our directors, executive officers and other employees as determined by our board of directors. With certain exceptions, these agreements provide for indemnification for related expenses including attorneys’ fees, judgments, fines and settlement amounts incurred by any of these individuals in any action or proceeding. We believe these provisions in our certificate of incorporation and bylaws and these indemnification agreements are necessary to attract and retain qualified persons as directors and officers. We also maintain customary directors’ and officers’ liability insurance.

The limitation of liability and indemnification provisions in our certificate of incorporation and bylaws may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. They may also reduce the likelihood of derivative litigation against our directors and officers, even though an action, if successful, might benefit us and other stockholders. Further, a stockholder’s investment may be adversely affected to the extent that we pay the costs of settlement and damage awards against directors and officers as required by these indemnification provisions.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted for directors, executive officers or persons controlling us, we have been informed that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Item 14. Principal Accountant Fees and Services

Audit, Audit-Related, Tax and All Other Fees

The following is a summary of fees paid or to be paid to Kreit & Chiu CPA LLP for services rendered.

Audit Fees.	$60,000

Audit Committee Pre-Approval Policy and Procedures

As of the date of this filing, our audit committee consists of Farooq M. Arjomand, Dennis R. Egidi and Sehan Kim. Each member of our audit committee can read and understand fundamental financial statements in accordance with applicable requirements. The chair of our audit committee is Farooq M. Arjomand, who our board of directors has determined is an “audit committee financial expert” within the meaning of SEC regulations. In arriving at these determinations, our board of directors has examined each audit committee member’s scope of experience and the nature of their employment in the corporate finance sector.

PART IV

Item 15. Exhibits, Financial Statement Schedule

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements

(2)	Financial Statements Schedule

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes beginning on F-1 on this Report.

(b)	Exhibits

EXHIBIT INDEX

3.1	Certificate of Incorporation (Delaware), dated July 27, 2022 (incorporated by reference to Exhibit 3.1 to Amendment No. 5 to our Registration Statement on Form S-1 filed on August 2, 2022)
3.2	Bylaws of Registrant (Delaware) (incorporated by reference to Exhibit 3.2 to Amendment No. 5 to our Registration Statement on Form S-1 filed on August 2, 2022)
4.1	Specimen Common Stock Certificate (Delaware) (incorporated by reference to Exhibit 4.1 to Amendment No. 5 to our Registration Statement on Form S-1 filed on August 2, 2022)
4.2	Form of Representative’s Warrant (incorporated by reference to Exhibit 4.5 to Amendment No. 2 to our Registration Statement on Form S-1 filed on April 18, 2022)
4.3	Description of Registrant’s Securities
10.1	Share Exchange Agreement, dated May 7, 2018 by and among Capax, Reborn and each of the RB shareholders (incorporated by reference to Exhibit 10.1 to Amendment No. 2 to our Registration Statement on Form S-1 filed on April 18, 2022)
10.2	Form of Letter Agreement (Lockup) by and among Registrant, officers and directors of Registrant and EF Hutton (incorporated by reference to Exhibit 10.2 to Amendment No. 2 to our Registration Statement on Form S-1 filed on April 18, 2022)
10.3	Form of Director and Officer Indemnity Agreement (incorporated by reference to Exhibit 10.3 to Amendment No. 2 to our Registration Statement on Form S-1 filed on April 18, 2022)
10.4	Shopping Center Lease by and between Reborn Global Holdings, Inc. and La Floresta Regency, LLC, effective July 25, 2016 (incorporated by reference to Exhibit 10.4 to Amendment No. 2 to our Registration Statement on Form S-1 filed on April 18, 2022)
10.5	Standard Industrial/ Commercial Multi-Tenant Lease, as amended, by and between Reborn Global Holdings, Inc. and Foothill Crescenta, LLC, effective December 6, 2016 (incorporated by reference to Exhibit 10.5 to Amendment No. 2 to our Registration Statement on Form S-1 filed on April 18, 2022)
10.6	Shopping Center Lease by and between Reborn Global Holdings, Inc. and Sibling Associates, LLC, effective July 12, 2017 (incorporated by reference to Exhibit 10.6 to Amendment No. 2 to our Registration Statement on Form S-1 filed on April 18, 2022)
10.7	Standard Lease by and between Reborn Global Holdings, Inc. and El Toro, LP, effective February 12, 2021 (incorporated by reference to Exhibit 10.7 to Amendment No. 2 to our Registration Statement on Form S-1 filed on April 18, 2022)
10.8	Long Term Kiosk License Agreement by and between Reborn Global Holdings, Inc. and Tyler Mall Limited Partnership, effective February 4, 2021 (incorporated by reference to Exhibit 10.8 to Amendment No. 2 to our Registration Statement on Form S-1 filed on April 18, 2022)

10.9	Long Term Kiosk License Agreement by and between Reborn Global Holdings, Inc. and Stonestown Shopping Center, LP, effective December 22, 2020 (incorporated by reference to Exhibit 10.9 to Amendment No. 2 to our Registration Statement on Form S-1 filed on April 18, 2022)
10.10	Long Term Kiosk License Agreement by and between Reborn Global Holdings, Inc. and Glendale I Mall Associates, LP, effective October 27, 2020 (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to our Registration Statement on Form S-1 filed on April 18, 2022)
10.11	Form of Subscription Agreement (Regulation A+ Offering) (incorporated by reference to Exhibit 10.11 to Amendment No. 2 to our Registration Statement on Form S-1 filed on April 18, 2022)
10.12	Consulting Agreement by and between the Company and Kevin Hartley, effective September 15, 2021 (incorporated by reference to Exhibit 10.12 to Amendment No. 2 to our Registration Statement on Form S-1 filed on April 18, 2022)
10.13	Amendment to Share Exchange Agreement, dated January 25, 2022, by and among Reborn Coffee Inc., Andrew Weeraratne and each of the former shareholders of Reborn Global Holdings, Inc., a California corporation (incorporated by reference to Exhibit 10.10 to Amendment No. 5 to our Registration Statement on Form S-1 filed on August 2, 2022)
10.14	Offer of Employment by and between the Company and Stephan Kim, dated July 27, 2022 (incorporated by reference to Exhibit 10.11 to Amendment No. 5 to our Registration Statement on Form S-1 filed on August 2, 2022)
21.1	Subsidiaries of Registrant
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Item 16. Form 10-K Summary

None.

Report of Independent Registered Public Accounting Firm

To the Board of Directors

and Stockholders of Reborn Coffee, Inc. and Subsidiaries

Opinion on the Consolidated Financial Statements`

We have audited the accompanying consolidated balance sheets of Reborn Coffee, Inc. and subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related statements of operation, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2022, and the related notes and schedules (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2 to the consolidated financial statements, the Company has incurred recurring losses and at December 31, 2022, had an accumulated deficit of $12,031,801. For the year ending December 31, 2022, the Company sustained a net loss of $3,554,897. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Kreit & Chiu CPA LLP

(Formerly known as Paris, Kreit & Chiu CPA LLP)

We have served as the Company’s auditor since 2020.

New York, NY

PCAOB ID 6651

April 11, 2023

Consolidated Balance Sheet

December 31,	2022	2021

ASSETS
Current assets:
Cash and cash equivalents	$3,019,035	$905,051
Accounts receivable, net of allowance for doubtful accounts of $0 and $0, respectively	780	-
Inventories, net	132,343	88,877
Prepaid expense and other current assets	477,850	191,838
Total current assets	3,630,008	1,185,766
Property and equipment, net	1,581,805	1,110,890
Operating lease right-of-use asset	3,010,564	2,466,873
Other assets	235,164	-

Total assets	$8,457,541	$4,763,529

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$87,809	$45,748
Accrued expenses and current liabilities	233,053	124,535
Loans payable to financial institutions	44,664	98,475
Current portion of loan payable, emergency injury disaster loan (EIDL)	30,060	7,957
Current portion of loan payable, payroll protection program (PPP)	45,678	42,345
Current portion of equipment loan payable	-	15,989
Current portion of operating lease liabilities	624,892	578,419
Total current liabilities	1,066,156	913,468
Loans payable to financial institutions, less current portion	6,234	23,228
Loan payable, emergency injury disaster loan (EIDL), less current portion	469,940	492,043
Loan payable, payroll protection program (PPP), less current portion	98,697	124,793
Operating lease liabilities, less current portion	2,529,985	2,011,702
Total liabilities	4,171,012	3,565,234

Commitments and Contingencies

Stockholders’ equity
Common Stock, $0.0001 par value, 40,000,000 shares authorized; 13,163,126 and 11,634,523 shares issued and outstanding at December 31, 2022 and 2021, respectively	1,316	1,163
Preferred Stock, $0.0001 par value, 1,000,000 shares authorized; no shares issued and outstanding at December 31, 2022 and 2021	-	-
Additional paid-in capital	16,317,014	9,674,036
Accumulated deficit	(12,031,801)	(8,476,904)
Total stockholders’ equity	4,286,529	1,198,295

Total liabilities and stockholders’ equity	$8,457,541	$4,763,529

See accompanying notes to consolidated financial statements.

Consolidated Statements of Operations

Years Ended December 31,	2022	2021

Net revenues:
Stores	$3,184,491	$2,204,201
Wholesale and online	56,032	75,871
Total net revenues	3,240,523	2,280,072

Operating costs and expenses:
Product, food and drink costs—stores	1,092,573	821,713
Cost of sales—wholesale and online	24,542	33,231
General and administrative	5,663,950	3,988,805
Total operating costs and expenses	6,781,065	4,843,749

Loss from operations	(3,540,542)	(2,563,677)

Other income (expense):
Other income	16,440	7,631
Paycheck protection program (PPP) loan forgiven income	-	115,000
Interest expense	(29,195)	(16,172)
Loss on extinguishment of debt	-	(982,383)
Total other income (expense), net	(12,755)	(875,924)

Loss before income taxes	(3,553,297)	(3,439,601)

Provision for income taxes	1,600	800

Net loss	$(3,554,897)	$(3,440,401)

Loss per share:
Basic and diluted	$(0.29)	$(0.32)

Weighted average number of common shares outstanding:
Basic and diluted	12,173,031	10,724,944

See accompanying notes to consolidated financial statements.

Consolidated Shareholders’ Equity

					Additional	Subscription of		Total
	Common Stock		Preferred Stock		Paid-in	Common	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Equity
Balance as of December 31, 2020	10,443,721	1,044	-	-	4,733,064	(450,000)	(5,036,504)	(752,396)
Net loss	-	-	-	-	-	-	(3,440,401)	(3,440,401)
Conversion of debt into common stock	402,954	40	-	-	2,014,726	-	-	2,014,766
Stock issued for store acquisition	232,558	23	-	-	149,977	-	-	150,000
Stock compensation – issuance for services	110,000	11	-	-	549,989	-	-	550,000
Common stock issued	31,875	3	-	-	(3)	-	-	-
Payments received from prior year subscription			-			450,000		450,000
Stock subscription	413,415	42	-	-	2,226,284	-	-	2,226,326
Balance as of December 31, 2021	11,634,523	$1,163	-	$-	$9,674,037	$-	$(8,476,904)	$1,198,295
Net loss	-	-	-	-	-	-	(3,554,897)	(3,554,897)
Stock compensation – issuance for services	88,200	9	-	-	440,991	-	-	441,000
Common stock issued	1,440,000	144	-	-	7,199,856	-	-	7,200,000
Offering costs associated with issuance of common stock in the Initial Public Offering	-	-	-	-	(997,870)	-	-	(997,870)
Balance as of December 31, 2022	13,162,723	$1,316	-	$-	$16,317,014	$-	$(12,031,801)	$4,286,529

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

Years Ended December 31,	2022	2021

Cash flows from operating activities:
Net loss	$(3,554,897)	$(3,440,401)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation	441,001	550,000
Operating lease	21,065	65,545
Depreciation	210,616	174,696
Loss on extinguishment of debt	-	982,383
Forgiveness of Paycheck protection program (PPP) loan	-	(115,000)
Changes in operating assets and liabilities:
Accounts receivable	(780)	3,853
Inventories	(43,466)	(73,598)
Prepaid expense and other current assets	(521,176)	(132,059)
Accounts payable	42,062	(27,571)
Accrued expenses and current liabilities	108,518	62.332
Net cash used in operating activities	(3,297,058)	(1,949,820)

Cash flows from investing activities:
Purchases of property and equipment	(681,531)	(348,224)
Reacquisition of store	-	(150,000)
Net cash used in investing activities	(681,531)	(498,224)

Cash flows from financing activities:
Proceeds from issuance of common stock	7,200,000	2,688,874
Payment for offering costs	(997,870)	-
Proceeds from Line of Credit	685,961	-
Repayment of Line of Credit	(685,961)	-
Proceeds from loans	262,215	1,028,027
Repayments of loans	(355,783)	(473,187)
Repayments of equipment loan payable	(15,989)	(19,187)
Net cash provided by financing activities	6,092,573	3,224,527

Net increase in cash	2,113,984	776,483

Cash at beginning of period	905,051	128,568

Cash at end of period	$3,019,035	$905,051

Supplemental disclosures of non-cash financing activities:
Issuance of common shares for repurchase of lease and leasehold improvements	$-	$150,000
Conversion of debt to common stock issuances	$-	$2,014,766
Forgiveness of paycheck protection program (PPP) loan	$-	$115,000
Issuance of common shares for service	$441,000	$550,000

Supplemental disclosure of cash flow information:
Cash paid during the years for:
Interest	$8,530	$16,172
Income taxes	$1,600	$800
Lease liabilities and assets	$926,626	$544,873

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS

Reborn Coffee, Inc. (“Reborn”) was incorporated in the State of Florida in January 2018. In July 2022, Reborn was migrated from Florida to Delaware, and filed a certificate of incorporation with the Secretary of State of the State of Delaware having the same capitalization structure as the Florida predecessor entity. Reborn has the following wholly owned subsidiaries:

●	Reborn Global Holdings, Inc. (“Reborn Holdings”), a California Corporation incorporated in November 2014. Reborn Holdings is engaged in the operation of wholesale distribution and retail coffee stores in California to sell a variety of coffee, tea, Reborn brand name water and other beverages along with bakery and dessert products.

●	Reborn Coffee Franchise, LLC (the “Reborn Coffee Franchise”), a California limited liability corporation formed in December 2020, is a franchisor providing premier roaster specialty coffee to franchisees or customers. Reborn Coffee Franchise continues to develop the Reborn Coffee system for the establishment and operation of Reborn Coffee stores using one or more Reborn Coffee marks. Reborn Coffee Franchise does not have any franchisee as of December 31, 2022.

Reborn Coffee, Inc., Reborn Global Holdings, Inc., and Reborn Coffee Franchise, LLC will be collectively referred as the “Company”.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reporting

The consolidated financial statements include Reborn Coffee, Inc. and its wholly owned subsidiaries as of and for the years ended December 31, 2022 and 2021.

Basis of Presentation and Consolidation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) as promulgated in the United States of America. The consolidated financial statements include Reborn Coffee, Inc. and its wholly owned subsidiaries. All intercompany accounts, transactions, and profits have been eliminated upon consolidation.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $12,031,801 at December 31, 2022, and had a net loss of $3,554,897 for the year ended December 31, 2022 and net cash used in operating activities of $3,297,058 for the year ended December 31, 2022. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

To support our existing and planned business model, the Company needs to raise additional capital to fund our future operations. The Company has not experienced any difficulty in raising funds through loans, and has not experienced any liquidity problems in settling payables in the normal course of business and repaying loans when they fall due. Successful renewal of our loans, however, is subject to numerous  risks and uncertainties. In addition, the increasingly competitive industry conditions under which we operate may negatively impacted our results of operations and cash flows. Additional debt financing is anticipated to fund the Company’s operations in near future. However, there are no current agreements or understandings with regard to the form, time or amount of such financing and there is no assurance that any of this financing can be obtained or that the Company can continue as a going concern.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Franchise revenues consists of royalty fee and other franchise fees. Royalty fee is based on a percentage of franchisee’s weekly gross sales revenue at 5%. The Company recognizes the fee as the underlying sales occur. The Company recorded revenue from royalties of $0 for the years ended December 31, 2022 and 2021. Other fees are earned as incurred and the Company did not have any other fee revenue for the years ended December 31, 2022 and 2021.

●	Customer Loyalty Program

The Company has a loyalty program whereby a customer receives a discounted or free beverage after a number of prior purchases.  The costs of providing the reward are recognized when incurred and there is no revenue allocated for original purchases to the provision of the reward since the program is not significant and the usage is uncertain.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cost of Sales

Product, food and drink costs – stores and cost of sales – wholesale and online primarily include the costs of ingredients of food and beverage sold and related supplies used in customer service.  The wholesale and online sales also include costs of packaging and shipping.

Shipping and Handling Costs

The Company incurred freight out costs, which are primarily included in the Company’s cost of sales – wholesale and online.  Freight in costs, when attached to a specific purchase, are included as a component of the cost of the purchased goods and materials items and allocated to accounts in accordance with the nature of the goods.  When the freight in costs are not allocable to an individual purchase or are more significant, they are recorded to a freight and shipping account within cost of sales.

General and Administrative Expense

General and administrative expense includes store-related expense as well as the Company’s corporate headquarters’ expenses. These include rent and utilities, payroll and benefits, and depreciation expenses.

Advertising Expense

Advertising costs are expensed as incurred. Advertising expenses amounted to $52,688 and $82,351 for the years ended December 31, 2022 and 2021, respectively, and is recorded under general and administrative expenses in the accompanying consolidated statements of operations.

Pre-opening Costs

Pre-opening costs for new stores consist primarily of payroll and recruiting expense, training, marketing, rent, travel, and supplies, and are expensed as incurred.

Accounts Receivable

Accounts receivables are stated net of allowance for doubtful accounts. The allowance for doubtful accounts is determined primarily on the basis of past collection experience and general economic conditions. The Company determines terms and conditions for its customers based on volume transacted by the customer, customer creditworthiness and past transaction history. At December 31, 2022 and 2021, allowance for doubtful accounts was $0 and $0, respectively. The Company does not have any off-balance sheet exposure related to its customers.

Inventories

Inventories consisted primarily of coffee beans, drink products, and supplies which are recorded at cost or at net realizable value.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Operating Leases

The Company adopted FASB Accounting Standards Codification, or ASC, Topic 842, Leases (“ASC 842”) which requires the recognition of the right-of-use assets and relating operating and finance lease liabilities on the balance sheet. Under ASC 842, all leases are required to be recorded on the balance sheet and are classified as either operating leases or finance leases. The lease classification affects the expense recognition in the income statement. Operating lease charges are recorded entirely in operating expenses. Finance lease charges are split, where amortization of the right-of-use asset is recorded in operating expenses and an implied interest component is recorded in interest expense (Note 11).

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

The Company did not have any dilutive shares for the years ended December 31, 2022 and 2021.

Segment Reporting

FASB ASC Topic 280, Segment Reporting, requires public companies to report financial and descriptive information about their reportable operating segments. The Company’s management identifies operating segments based on how the Company’s management internally evaluate separate financial information, business activities and management responsibility. At the current time, the Company has only one reportable segment, consisting of both the wholesale and retail sales of coffee, water, and other beverages. The Company’s franchisor subsidiary was not material as of and for the years ended December 31, 2022 and 2021.

Long-lived Assets

In accordance with FASB ASC Topic 360, Property, Plant, and Equipment, the Company reviews for impairment of long-lived assets and certain identifiable intangibles whenever events or circumstances indicate that the carrying amount of assets may not be recoverable. The Company considers the carrying value of assets may not be recoverable based upon our review of the following events or changes in circumstances: the asset’s ability to continue to generate income from operations and positive cash flow in future periods; loss of legal ownership or title to the assets; significant changes in our strategic business objectives and utilization of the asset; or significant negative industry or economic trends. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset are less than its carrying amount. As of December 31, 2022 and 2021, the Company was not aware of any events or changes in circumstances that would indicate that the long-lived assets are impaired.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

As of December 31, 2022 and 2021, the Company believes that the carrying value of accounts receivable, accounts payable, accrued expenses, and other current assets and liabilities approximate fair value due to the short maturity of theses financial instruments. The financial statements do not include any financial instruments at fair value on a recurring or non-recurring basis.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are accounts receivable arising from its normal business activities. The Company performs ongoing credit evaluations to its customers and establishes allowances when appropriate.

The Company purchases from various vendors for its operations. For the years ended December 31, 2022 and 2021, no purchases from any vendors accounted for a significant amount of the Company’s bean coffee purchases.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Related Parties

Related parties are any entities or individuals that, through employment, ownership, or other means, possess the ability to direct or cause the direction of management and policies of the Company.

Significant Recent Developments Regarding COVID-19

The novel coronavirus (“COVID-19”) pandemic has significantly impacted health and economic conditions throughout the United States and globally, as public concern about becoming ill with the virus has led to the issuance of recommendations and/or mandates from federal, state and local authorities to practice social distancing or self-quarantine. The Company is continually monitoring the outbreak of COVID-19 and the related business and travel restrictions and changes to behavior intended to reduce its spread, and its impact on operations, financial position, cash flows, inventory, supply chains, purchasing trends, customer payments, and the industry in general, in addition to the impact on its employees. We have experienced significant disruptions to our business due to the COVID-19 pandemic and related suggested and mandated social distancing and shelter-in-place orders.

Recent Accounting Pronouncement

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, “Financial Instruments - Credit Losses (Topic 326)” (“ASU 2016-13”). ASU 2016-13 revises the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. Originally, ASU 2016-13 was effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. In November 2019, FASB issued ASU 2019-10, “Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842).” This ASU defers the effective date of ASU 2016-13 for public companies that are considered smaller reporting companies as defined by the SEC to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is planning to adopt this standard in the first quarter of fiscal 2023. The Company evaluated and concluded that no material effects of adopting the provisions of ASU No. 2016-13 on its consolidated financial statements.

Other recently issued accounting updates are not expected to have a material impact on the Company’s consolidated financial statements.

3. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

December 31,	2022	2021

Furniture and equipment	$1,203,737	$779,649
Leasehold improvement	639,602	639,602
Store construction	251,745	52,161
Store	300,000	300,000
Vehicle	57,859	-
Total property and equipment	2,452,943	1,771,412

Less accumulated depreciation	(871,138)	(660,522)

Total property and equipment, net	$1,581,805	$1,110,890

Depreciation expense on property and equipment amounted to approximately $210,616 and $174,696 for the years ended December 31, 2022 and 2021, respectively.

4. LOANS PAYABLE TO FINANCIAL INSTITUTIONS

Loans payable to financial institutions consist of the following:

December 31,	2022	2021

July 2021 - Loan agreement with principal amount of $90,000 and repayment rate of 19% for a total of $101,700. The loan payable matures on January 31, 2023 and was fully paid off in 2022.	-	52,819

August 2021 - Loan agreement with principal amount of $72,500 and a repayment rate of 18.5% for a total of $81,925. The loan payable matures on February 10, 2023 and was fully paid off in 2022.	-	36,502

August 2021 - Loan agreement with principal amount of $67,500 and repayment rate of 18.5% for a total of $76,275. The loan payable matures on February 11, 2023 and was fully paid off in 2022.	-	32,382

August 2022 - Loan agreement with principal amount of $100,000 and repayment rate of 20.5% for a total of $124,430. The loan payable matures on February 2, 2024.	50,898	-
Less: current portion	(44,664)	(98,475)

Total loan payable, net of current	$6,234	$23,228

4. LOANS PAYABLE TO FINANCIAL INSTITUTIONS (continued)

July 2021 - $ 101,700 loan payable

In July 2021, the Company entered into a loan agreement with Square Capital in the principal amount of $90,000 with loan cost $11,700. The loan payable has a maturity date on January 31, 2023. As of December 31, 2022 and December 31, 2021, there was a balance outstanding of $0 and $52,819, respectively.

August 2021 - $81,925 loan payable

In August 2021, the Company entered into a loan agreement with Square Capital in the principal amount of $72,500 with loan cost $9,425. The loan payable has a maturity date on February 10, 2023. As of December 31, 2022 and December 31, 2021, there was a balance outstanding of $0 and $36,502, respectively.

August 2021 - $76,275 loan payable

In August 2021, the Company entered into a loan agreement with Square Capital in the principal amount of $67,500 with loan cost $8,775. The loan payable has a maturity date on February 11, 2023. As of December 31, 2022 and December 31, 2021, there was a balance outstanding of $0 and $32,382, respectively.

August 2022 - $112,215 loan payable

In August 2022, the Company entered into a loan agreement with Square Capital in the principal amount of $100,000 with loan cost $12,215. The loan payable has a maturity date on February 2, 2024. As of December 31, 2022, there was a balance outstanding of $50,898.

5. LOAN PAYABLE, EMERGENCY INJURY DISASTER LOAN (EIDL)

December 31,	2022	2021

May 16, 2020 ($150,000) - Loan agreement with principal amount of $150,00 with an interest rate of 3.75% and maturity date on May 16, 2050	$150,000	$150,000

June 28, 2021 ($350,000) – Loan agreement with principal amount of $350,000 with an interest rate of 3.75% and maturity date on May 18, 2050	350,000	350,000

Total long-term loan payable, emergency injury disaster loan (EIDL)	500,000	500,000
Less - current portion	(30,060)	(7,957)

Total loan payable, emergency injury disaster loan (EIDL), less current portion	$469,940	$492,043

The following table provides future minimum payments:

For the years ended December 31,	Amount
2023	$30,060
2024	30,060
2025	30,060
2026	30,060
2027	30,060
Thereafter	349,700

Total	$500,000

May 16, 2020 – $150,000

On May 16, 2020, the Company executed the standard loan documents required for securing a loan (the “EIDL Loan”) from the SBA under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the Company’s business. As of December 31, 2022, the loan payable, Emergency Injury Disaster Loan noted above is not in default.

Pursuant to that certain Loan Authorization and Agreement (the “SBA Loan Agreement”), the Company borrowed an aggregate principal amount of the EIDL Loan of $150,000, with proceeds to be used for working capital purposes. Interest accrues at the rate of 3.75% per annum and will accrue only on funds actually advanced from the date of each advance. Installment payments, including principal and interest, are due monthly beginning May 16, 2021 (twelve months from the date of the SBA Loan) in the amount of $731. The balance of principal and interest is payable thirty years from the date of the SBA Loan. In connection therewith, the Company also received a $10,000 grant, which does not have to be repaid. During the year ended December 31, 2020, $10,000 was recorded in Economy injury disaster loan (EIDL) grant income in the Statements of Operations. The schedule of payments on this loan was later deferred to commence 24 months from the date of loan, which was May 2022.

In connection therewith, the Company executed (i) a loan for the benefit of the SBA (the “SBA Loan”), which contains customary events of default and (ii) a Security Agreement, granting the SBA a security interest in all tangible and intangible personal property of the Company, which also contains customary events of default (the “SBA Security Agreement”).

June 28, 2021 – $350,000

On June 28, 2021, the Company executed the standard loan documents required for securing a loan (the “EIDL Loan”) from the SBA under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the Company’s business. As of December 31, 2022, the loan payable, Emergency Injury Disaster Loan noted above is not in default.

Pursuant to that certain Amended Loan Authorization and Agreement (the “SBA Loan Agreement”), the Company borrowed an aggregate principal amount of the EIDL Loan of $500,000, with proceeds to be used for working capital purposes. Interest accrues at the rate of 3.75% per annum and will accrue only on funds actually advanced from the date of each advance. Installment payments, including principal and interest, are due monthly beginning April 16, 2022 (twenty four months from the original date of the SBA Loan) in the amount of $2,505. The balance of principal and interest is payable thirty years from the original date of the SBA Loan.

6. LOAN PAYABLE, PAYROLL PROTECTION LOAN PROGRAM (PPP)

December 31,	2022	2021
Loan payable from Payroll protection program (PPP)	$144,375	$167,138
Less - current portion	(45,678)	(42,345)

Total loan payable, payroll protection program (PPP), less current portion	$98,697	$124,793

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

7. INCOME TAX

Total income tax (benefit) expense consists of the following:

For the Years Ended December 31,	2022	2021

Current provision (benefit):
Federal	$-	$-
State	1,600	800
Total current provision (benefit)	1,600	800

Deferred provision (benefit):
Federal	-	-
State	-	-
Total deferred provision (benefit)	-	-

Total tax provision (benefit)	$1,600	$800

7. INCOME TAX (continued)

A reconciliation of the Company’s effective tax rate to the statutory federal rate is as follows:

Description	December 31, 2022	December 31, 2021

Statutory federal rate	21.00%	21.00%
State income taxes net of federal income tax benefit and others	6.98%	6.98%
Permanent differences for tax purposes and others	0.00%	0.00%
Change in valuation allowance	-27.98%	-27.98%

Effective tax rate	0%	0%

The income tax benefit differs from the amount computed by applying the U.S. federal statutory tax rate of 21% and California state income taxes of 6.98% due to the change in the valuation allowance.

Deferred tax assets	December 31, 2022	December 31, 2021

Deferred tax assets:
Net operating loss	$2,515,031	$1,768,839
Other temporary differences	-	-

Total deferred tax assets	2,515,031	1,768,839
Less – valuation allowance	(2,515,031)	(1,768,839)

Total deferred tax assets, net of valuation allowance	$-	$-

Deferred income taxes reflect the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred tax assets and liabilities are as follows:

As of December 31, 2021, the Company had available net operating loss carryovers of approximately $1,769,000. Per the Tax Cuts and Jobs Act (TCJA) implemented in 2018, the two-year carryback provision was removed and now allows for an indefinite carryforward period. The carryforwards are limited to 80% of each subsequent year’s net income. As a result, net operating loss may be applied against future taxable income and expires at various dates subject to certain limitations. The Company has a deferred tax asset arising substantially from the benefits of such net operating loss deduction and has recorded a valuation allowance for the full amount of this deferred tax asset since it is more likely than not that some or all of the deferred tax asset may not be realized.

The Company files income tax returns in the U.S. federal jurisdiction and California and is subject to income tax examinations by federal tax authorities for tax year ended 2018 and later and subject to California authorities for tax year ended 2017 and later. The Company currently is not under examination by any tax authority. The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of December 31, 2022 and December 31, 2021, the Company has no accrued interest or penalties related to uncertain tax positions.

As of December 31, 2022, the Company had cumulative net operating loss carryforwards for federal tax purposes of approximately $2,515,000. In addition, the Company had state tax net operating loss carryforwards of approximately $2,515,000. The carryforwards may be applied against future taxable income and expires at various dates subject to certain limitations.

8. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company entered into the following operating facility leases:

Brea - On September 1, 2018, the Company entered into an operating facility lease for its corporate office located in Brea, California with a term of 72 months and an option to extend. The lease started on September 2018 and expires in August 2024.

La Floresta - On July 25, 2016, the Company entered into an operating facility lease for its store located at La Floresta Shopping Village in Brea, California with a term of 60 months and an option to extend. The lease started in July 2016 and expiration date was extended to November 2024.

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

Corona Del Mar - On January 18, 2023, the Company renewed its retail store in Corona Del Mar, California. As part of that lease renewal, the Company renewed the original operating lease with 60 months term with an option to extend. The lease expires in January 2028. The monthly lease payment under the renewed lease agreement is approximately $5,001.

Laguna Woods - On February 12, 2021, the Company entered into an operating facility lease for its store located at Home Depot Center in Laguna Woods, California with a term of 60 months and an option to extend. The lease starts in June 2021 and expires in May 2026.

Manhattan Village - On March 1, 2022, the Company entered into an operating facility lease for its store located at Manhattan Beach, California with 60 months term with option to extend. The lease starts in March 2022 and expires in February 2027.

Cabazon - On May 2017, the Company entered into an operating facility lease for its store located in Cabazon, California with 120 months term with option to extend. The lease started in November 2022 and expires in October 2032. The Company entered into non-cancellable lease agreement for a coffee shop approximately 1,734 square feet located in Cabazon, California commencing in November 2022 and expiring in November 2032. The monthly lease payment under the lease agreement is approximately $6,521.

Glendale – On October 27, 2020, The Company entered a 7-year operating facility lease for its store located at the Glendale Galleria in Glendale, California. The lease started in November 2020 and expires in October 2027.

Santa Anita - On December 22, 2020, the Company entered into an operating facility lease for its store located at Arcadia, California with 36 months term with option to extend. The lease starts in February 2021 and expires in January 2024.

Riverside - On February 4, 2021, the Company entered into an operating facility lease for its store located at Galleria at Tyler in Riverside, California with a term of 84 months and an option to extend. The lease started in April 2021 and expires in March 2028.

San Francisco - On December 22, 2020, the Company entered into an operating facility lease for its store located at Stonestown Galleria in San Francisco, California with a term of 84 months with an option to extend. The lease starts in June 2021 and expires in April 2028.

Irvine - On October 1, 2022 the Company entered into a percentage base lease agreement for the store located in Irvine, California with 9 months term with option to extend. The lease started in October 2022 and expires on June 30, 2023. The rate to be used is 10% and it’s based on monthly gross sales.

8. COMMITMENTS AND CONTINGENCIES (continued)

Operating lease right-of-use (“ROU”) assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Generally, the implicit rate of interest in arrangements is not readily determinable and the Company utilizes its incremental borrowing rate in determining the present value of lease payments. The Company’s incremental borrowing rate is a hypothetical rate based on its understanding of what its credit rating would be. The operating lease ROU asset includes any lease payments made and excludes lease incentives. Our variable lease payments primarily consist of maintenance and other operating expenses from our real estate leases. Variable lease payments are excluded from the ROU assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

The Company has lease agreements with lease and non-lease components. The Company has elected to account for these lease and non-lease components as a single lease component.

In accordance with ASC 842, the components of lease expense were as follows:

Year ended December 31,	2022	2021
Operating lease expense	$949,769	$663,670
Total lease expense	$949,769	$663,670

In accordance with ASC 842, other information related to leases was as follows:

Year ended December 31,	2022	2021
Operating cash flows from operating leases	$926,626	$544,873
Cash paid for amounts included in the measurement of lease liabilities	$926,626	$544,873
Weighted-average remaining lease term—operating leases		3.8 Years
Weighted-average discount rate—operating leases		9.7%

In accordance with ASC 842, maturities of operating lease liabilities as of December 31, 2022 were as follows:

Operating
For the years ended December 31,	Lease
2023	$1,045,907
2024	976,495
2025	838,463
2026	773,306
2027	492,712
Thereafter	997,604
Total undiscounted cash flows	$5,124,486

Reconciliation of lease liabilities:
Weighted-average remaining lease terms	3.8 Years
Weighted-average discount rate	9.7%
Present values	$3,154,877

Lease liabilities—current	624,892
Lease liabilities—long-term	2,529,985
Lease liabilities—total	$3,154,877

Difference between undiscounted and discounted cash flows	$1,969,609

Contingencies

The Company is subject to various legal proceedings from time to time as part of its business. As of December 31, 2022, the Company was not currently party to any legal proceedings or threatened legal proceedings, the adverse outcome of which, individually or in the aggregate, it believes would have a material adverse effect on its business, financial condition and results of operations.

9. SHAREHOLDERS’ EQUITY

Common Stock

The Company has authorization to issue and have outstanding at any one time 40,000,000 share of common stock with a par value of $0.0001 per share. The shareholders of common stock shall be entitled to one vote per share and dividends declared by the Company’s Board of Directors.

Preferred Stock

The Company has authorization to issue and have outstanding at any one time 1,000,000 share of preferred stock with a par value of $0.0001 per share, in one or more classes or series within a class as may be determined by our board of directors, who establish, from time to time, the number of shares to be included in each class or series, fix the designation, powers, preferences and rights of the shares of each such class or series and any qualifications, limitations or restrictions thereof. Any preferred stock so issued is senior to other existing classes of common stock with respect to the payment of dividends or amounts upon liquidation or dissolution. As of December 31, 2022 and 2021, no shares of our preferred stock had been designated any rights and we had no shares of preferred stock issued and outstanding.

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

9. SHAREHOLDERS’ EQUITY (continued)

Stock Compensation

The Company issued a total of 88,200 shares of common stock to employees and consultants for compensation. These shares were valued at $5.00 per share for total stock-based compensation expense of $441,000. These shares were fully vested at issuance and as such the related stock-based compensation was recognized immediately.

Dividend policy

Dividends are paid at the discretion of the Board of Directors. There were no dividends declared for the years ended December 31, 2022 and 2021, respectively.

10. EARNINGS PER SHARE

The Company calculates earnings per share in accordance with FASB ASC 260, Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of shares outstanding during the fiscal year. Potentially dilutive common shares consist of stock options outstanding (using the treasury method).

The following table sets forth the computation of basic and diluted net income per common share:

Years Ending December 31,	2022	2021
Net Loss	$(3,554,897)	$(3,440,401)
Weighted Average Shares of Common Stock Outstanding
Basic	12,173,031	10,724,944
Diluted	12,173,031	10,724,944

Years Ending December 31,	2022	2021
Earnings Per Share - Basic
Net Loss Per Share	(0.29)	(0.32)

Earnings Per Share - Diluted
Net Loss Per Share	(0.29)	(0.32)

11. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after December 31, 2022 up through the date the consolidated financial statements were available to be issued. Based upon the evaluation, except as disclosed below or within the footnotes, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements as of and for the year ended December 31, 2022.

In January 2023, the Company closed a store located in Glendale, California.

In January 2023, the Company completed an acquisition of a café located in Irvine, California, under an asset purchase agreement entered on October 5, 2022. The purchase price of $250,000 was paid in 2022 and included in prepaid expenses and other current assets in the December 31, 2022 consolidated balance sheet.

In February 2023, the Company opened a store located in Huntington Beach, California and the store is under a 10-year operating lease which expires in February 2032.

In February 2023, the Company formed a subsidiary in Korea, “Reborn Coffee Korea, Inc.”, under the Company’s international expansion plan. Initial investment capital of $138,000 was made to Reborn Coffee Korea, Inc. by the Company.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Jay Kim	Chief Executive Officer	April 11, 2023
Jay Kim	(Principal Executive Officer)

/s/ Stephan Kim	Chief Financial Officer	April 11, 2023
Stephan Kim	(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jay Kim	Chief Executive Officer	April 11, 2023
Jay Kim	(Principal Executive Officer)

/s/ Stephan Kim	Chief Financial Officer	April 11, 2023
Stephan Kim	(Principal Financial and Accounting Officer)

/s/ Farooq M. Arjomand	Chairman of the Board of Directors	April 11, 2023
Farooq M. Arjomand

/s/ Dennis R. Egidi	Vice Chairman of the Board of Directors	April 11, 2023
Dennis R. Egidi

/s/ Sehan Kim	Director	April 11, 2023
Sehan Kim