Form 10-Q
period 2023-03-31
Reborn Coffee, Inc.
filed 2023-05-11
CIK 1707910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

The registrant has 13,163,126 shares of common stock outstanding as of March 31, 2023.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Unaudited Condensed Consolidated Balance Sheets

As of	March 31, 2023	December 31, 2022

ASSETS
Current assets:
Cash and cash equivalents	$873,101	$3,019,035
Accounts receivable, net of allowance for doubtful accounts of $0 and $0, respectively	3,699	780
Inventories, net	123,737	132,343
Prepaid expense and other current assets	1,357,612	477,850
Total current assets	2,358,149	3,630,008
Property and equipment, net	1,996,559	1,581,805
Operating lease right-of-use asset	3,575,117	3,010,564
Other assets	235,164	235,164

Total assets	$8,164,989	$8,457,541

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$120,818	$87,809
Accrued expenses and current liabilities	295,780	233,053
Loans payable to financial institutions – current portion	50,898	44,664
Loan payable, emergency injury disaster loan (EIDL) – current portion	22,545	30,060
Loan payable, payroll protection program (PPP) – current portion	40,447	45,678
Operating lease liabilities – current portion	753,504	624,892
Total current liabilities	1,283,992	1,066,156
Loans payable to financial institutions – net of current portion	-	6,234
Loan payable, emergency injury disaster loan (EIDL), net of current portion	477,455	469,940
Loan payable, payroll protection program (PPP), net of current portion	92,152	98,697
Operating lease liabilities, net of current portion	2,989,025	2,529,985
Total liabilities	4,842,624	4,171,012

Commitments and Contingencies

Stockholders’ equity
Common Stock, $0.0001 par value, 40,000,000 shares authorized; 13,163,126 shares issued and outstanding at March 31, 2023 and December 31, 2022	1,316	1,316
Preferred Stock, $0.0001 par value, 1,000,000 shares authorized; no shares issued and outstanding at March 31, 2023 and December 31, 2022	-	-
Additional paid-in capital	16,317,014	16,317,014
Accumulated deficit	(12,995,965)	(12,031,801)
Total stockholders’ equity	3,322,365	4,286,529

Total liabilities and stockholders’ equity	$8,164,989	$8,457,541

See accompanying notes to unaudited condensed consolidated financial statements.

Unaudited Condensed Consolidated Statements of Operations

For the Three Months Ended March 31,	2023	2022

Net revenues:
Stores	$1,109,051	$735,996
Wholesale and online	13,270	17,154
Total net revenues	1,122,321	753,150

Operating costs and expenses:
Product, food and drink costs—stores	363,819	284,954
Cost of sales—wholesale and online	5,812	7,513
General and administrative	1,704,651	1,036,015
Total operating costs and expenses	2,074,282	1,328,482

Loss from operations	(951,961)	(575,332)

Other income (expense):
Other income	-	15,000
Interest expense	(12,203)	(4,780)
Total other income (expense), net	(12,203)	10,220

Loss before income taxes	(964,164)	(565,112)

Provision for income taxes	-	-

Net loss	$(964,164)	$(565,112)

Loss per share:
Basic and diluted	(0.08)	(0.05)

Weighted average number of common shares outstanding:
Basic and diluted	12,173,031	11,634,523

See accompanying notes to unaudited condensed consolidated financial statements.

Unaudited Condensed Consolidated Stockholders’ Equity (Deficit)

	Common Stock		Preferred Stock		Additional Paid-in	Subscription of Common	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	(Deficit)
Balance as of December 31, 2021	11,634,523	$1,163	-	$-	$9,674,036	$-	$(8,476,904)	$1,198,295

Net loss	-	-	-	-	-	-	(565,112)	(565,112)
Balance as of March 31, 2022	11,634,523	$1,163	-	$-	$9,674,036	$-	$(9,042,016)	$633,183

	Common Stock		Preferred Stock		Additional Paid-in	Subscription of Common	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	(Deficit)
Balance as of December 31, 2022	13,162,723	$1,316	-	$-	$16,317,014	$	$(12,031,801)	$4,286,529

Net loss	-	-	-	-	-	-	(964,164)	(964,164)
Balance as of March 31, 2023	13,162,723	$1,316	-	$-	$16,317,014	$-	$(12,995,965)	$3,322,365

See accompanying notes to unaudited condensed consolidated financial statements.

Unaudited Consolidated Statements of Cash Flows

For the Three Months Ended March 31,	2023	2022

Cash flows from operating activities:
Net loss	$(964,164)	$(565,112)
Adjustments to reconcile net loss to net cash used in operating activities:
Operating lease	23,099	3,494
Depreciation	56,097	49,134
Changes in operating assets and liabilities:
Accounts receivable	(2,919)	(1,272)
Inventories	8,606	15,586
Prepaid expense and other current assets	(879,762)	(28,324)
Accounts payable	33,009	(3,495)
Accrued expenses and current liabilities	62,727	44,232
Net cash used in operating activities	(1,663,307)	(485,757)

Cash flows from investing activities:
Purchases of property and equipment	(470,851)	(149,896)
Net cash used in investing activities	(470,851)	(149,896)

Cash flows from financing activities:
Repayment of loans	(11,776)	(81,410)
Repayment of equipment loan payable	-	(4,797)
Net cash provided by financing activities	(11,776)	(86,207)

Net increase (decrease) in cash	(2,145,934)	(721,860)

Cash at beginning of period	3,019,035	905,051

Cash at end of period	$873,101	$183,191

Supplemental disclosure of cash flow information:
Lease liabilities	$266,188	$202,458
Interest	$7,515	$217
Income taxes	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS

Reborn Coffee, Inc. (“Reborn”) was incorporated in the State of Florida in January 2018. In July 2022, Reborn was migrated from Florida to Delaware, and filed a certificate of incorporation with the Secretary of State of the State of Delaware having the same capitalization structure as the Florida predecessor entity. Reborn has the following wholly owned subsidiaries:

●	Reborn Global Holdings, Inc. (“Reborn Holdings”), a California Corporation incorporated in November 2014. Reborn Holdings is engaged in the operation of wholesale distribution and retail coffee stores in California to sell a variety of coffee, tea, Reborn brand name water and other beverages along with bakery and dessert products.

●	Reborn Coffee Franchise, LLC (the “Reborn Coffee Franchise”), a California limited liability corporation formed in December 2020, is a franchisor providing premier roaster specialty coffee to franchisees or customers. Reborn Coffee Franchise continues to develop the Reborn Coffee system for the establishment and operation of Reborn Coffee stores using one or more Reborn Coffee marks. Reborn Coffee Franchise does not have any franchisees as of March 31, 2023.

Reborn Coffee, Inc., Reborn Global Holdings, Inc., and Reborn Coffee Franchise, LLC will be collectively referred as the “Company”.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reporting

The unaudited condensed consolidated financial statements include Reborn Coffee, Inc. and its wholly owned subsidiaries as of March 31, 2023 and December 31, 2022 and for the three-month periods ended March 31, 2023 and 2022.

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

Retail store revenues are recognized when payment is tendered at the point of sale. Retail store revenues are reported net of sales, use or other transaction taxes that are collected from customers and remitted to taxing authorities. Sales taxes that are payable are recorded as accrued as other current liabilities. Retail store revenue makes up approximately 99% of the Company’s total revenue.

●	Wholesale and Online Revenue

Wholesale and online revenues are recognized when the products are delivered, and title passes to the customers or to the wholesale distributors. When customers pick up products at the Company’s warehouse, or distributed to the wholesale distributors, the title passes, and revenue is recognized. Wholesale revenues make up approximately 1% of the Company’s total revenue.

●	Royalties and Other Fees

Franchise revenues consist of royalty fees and other franchise fees. Royalty fees are based on a percentage of a franchisee’s weekly gross sales revenue at 5%. The Company recognizes the fee as the underlying sales occur. The Company recorded revenue from royalties of $0 for the periods ended March 31, 2023 and 2022. Other fees are earned as incurred and the Company did not have any other fee revenue for the years ended March 31, 2023 and 2022.

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

Advertising Expense

Advertising costs are expensed as incurred. Advertising expenses amounted to $20,425 and $9,472 for the three-month periods ended March 31, 2023 and 2022, respectively, and are recorded under general and administrative expenses in the accompanying condensed consolidated statements of operations.

Pre-opening Costs

Pre-opening costs for new stores, consist primarily of store and leasehold improvements, and are capitalized and depreciated over the shorter of the useful life of the improvement or the lease term, including renewal periods that are reasonably assured.

Accounts Receivable

Accounts receivables are stated net of allowance for doubtful accounts. The allowance for doubtful accounts is determined primarily on the basis of past collection experience and general economic conditions. The Company determines terms and conditions for its customers based on volume transacted by the customer, customer creditworthiness and past transaction history. At March 31, 2023 and December 31, 2022, allowance for doubtful accounts were zero, respectively. The Company does not have any off-balance sheet exposure related to its customers.

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

The Company did not have any dilutive, or potentially dilutive, shares outstanding for the three-month periods ended March 31, 2023 and 2022.

Segment Reporting

FASB ASC Topic 280, Segment Reporting, requires public companies to report financial and descriptive information about their reportable operating segments. The Company’s management identifies operating segments based on how the Company’s management internally evaluate separate financial information, business activities and management responsibility. At the current time, the Company has only one reportable segment, consisting of both the wholesale and retail sales of coffee, water, and other beverages. The Company’s franchisor subsidiary was not material as of and for the three-month periods ended March 31, 2023 and 2022.

Long-lived Assets

In accordance with FASB ASC Topic 360, Property, Plant, and Equipment, the Company reviews for impairment of long-lived assets and certain identifiable intangibles whenever events or circumstances indicate that the carrying amount of assets may not be recoverable. The Company considers the carrying value of assets may not be recoverable based upon our review of the following events or changes in circumstances: the asset’s ability to continue to generate income from operations and positive cash flow in future periods; loss of legal ownership or title to the assets; significant changes in our strategic business objectives and utilization of the asset; or significant negative industry or economic trends. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset are less than its carrying amount. As of March 31, 2023 and December 31, 2022, the Company was not aware of any events or changes in circumstances that would indicate that the long-lived assets are impaired.

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

As of March 31, 2023 and December 31, 2022, the Company believes that the carrying value of accounts receivable, accounts payable, accrued expenses, and other current assets and liabilities approximate fair value due to the short maturity of theses financial instruments. The financial statements do not include any financial instruments at fair value on a recurring or non-recurring basis.

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consisted of taxes currently due and deferred taxes. Deferred taxes are recognized for the differences between the basis of assets and liabilities for financial statement and income tax purposes.

The Company follows FASB ASC Topic 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates, applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. ASC 740-10-25 provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax position. The Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company did not recognize additional liabilities for uncertain tax positions pursuant to ASC 740-10-25 for the three-month periods ended March 31, 2023 and 2022.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are accounts receivable arising from its normal business activities. The Company performs ongoing credit evaluations to its customers and establishes allowances when appropriate.

Company purchases from various vendors for its operations. For the three-month periods ended March 31, 2023 and 2022, no purchases from any vendors accounted for a significant amount of the Company’s bean coffee purchases.

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

Other recently issued accounting updates are not expected to have a material impact on the Company’s consolidated financial statements.

3. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31, 2023	December 31, 2022

Furniture and equipment	$1,208,441	$1,203,737
Leasehold improvement	639,602	639,602
Store	663,651	300,000
Store construction	276,675	251,745
Vehicle	116,499	57,859
Computer equipment	18,926	-

Total property and equipment	2,923,794	2,452,943
Less accumulated depreciation	(927,235)	(871,138)

Total property and equipment, net	$1,996,559	$1,581,805

Depreciation expense on property and equipment amounted to approximately $56,097 and $46,134 for the three-month periods ended March 31, 2023 and 2022, respectively.

4. LOANS PAYABLE TO FINANCIAL INSTITUTIONS

Loans payable to financial institutions consist of the following:

	March 31, 2023	December 31, 2022

August 2022 - Loan agreement with principal amount of $100,000 and repayment rate of 20.5% for a total of $124,430. The loan payable matures on February 2, 2024.	50,898	50,898
Less: current portion	(50,898)	(44,664)

Total loan payable, net of current	$-	$6,234

August 2022 - $124,430 loan payable

In August 2022, the Company entered into a loan agreement with Square Capital in the principal amount of $100,000 with loan cost $24,430. The loan payable has a maturity date on February 2, 2024. There was a balance outstanding of $50,898 as of March 31, 2023 and December 31, 2022.

5. LOAN PAYABLES, EMERGENCY INJURY DISASTER LOAN (EIDL)

	March 31, 2023	December 31, 2022

May 16, 2020 ($150,000) - Loan agreement with principal amount of $150,000 with an interest rate of 3.75% and maturity date on May 16, 2050	$150,000	$150,000
June 28, 2021 ($350,000) – Loan agreement with principal amount of $350,000 with an interest rate of 3.75% and maturity date on May 18, 2050	350,000	350,000

Total long-term loan payable, emergency injury disaster loan (EIDL)	500,000	500,000
Less - current portion	(22,545)	(30,060)

Total loan payable, emergency injury disaster loan (EIDL), less current portion	$477,455	$469,940

The following table provides future minimum payments:

For the years ended December 31,	Amount
2023 (remaining nine months)	22,545
2024	30,060
2025	30,060
2026	30,060
2027	30,060
Thereafter	357,215
Total	$500,000

May 16, 2020 – $150,000

On May 16, 2020, the Company executed the standard loan documents required for securing a loan (the “EIDL Loan”) from the U.S. Small Business Administration (the “SBA”) under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the TNB’s business. As of March 31, 2023, the loan payable, EIDL noted above is not in default.

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

June 28, 2021 – $350,000

On June 28, 2021, the Company executed the EIDL Loan from the SBA under its EIDL assistance program in light of the impact of the COVID-19 pandemic on the TNB’s business. As of March 31, 2023, the loan payable, EIDL Loan noted above is not in default.

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

6. LOAN PAYABLE, PAYROLL PROTECTION LOAN PROGRAM (PPP)

	March 31, 2023	December 31, 2022

Loan payable, payroll protection program (PPP)	$132,599	$144,375
Less - current portion	(40,447)	(45,678)

Total loan payable, payroll protection program (PPP), less current portion	$92,152	$98,697

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

7. INCOME TAX

Total income tax (benefit) expense consists of the following:

For the Three-Month Periods Ended March 31,	2023	2022

Current provision (benefit):
Federal	$-	$-
State	-	-
Total current provision (benefit)	-	-

Deferred provision (benefit):
Federal	-	-
State	-	-
Total deferred provision (benefit)	-	-

Total tax provision (benefit)	$-	$-

A reconciliation of the Company’s effective tax rate to the statutory federal rate for the three months ended March 31, 2023 and 2022 is as follows:

Description	March 31, 2023	March 31, 2022

Statutory federal rate	21.00%	21.00%
State income taxes net of federal income tax benefit and others	6.98%	6.98%
Permanent differences for tax purposes and others	0.00%	0.00%
Change in valuation allowance	-27.98%	-27.98%
Effective tax rate	0%	0%

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

Deferred income taxes reflect the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred tax assets and liabilities are as follows:

Deferred tax assets	March 31, 2023	December 31, 2022

Deferred tax assets:
Net operating loss	$2,717,505	$2,515,031
Other temporary differences	-	-

Total deferred tax assets	2,717,505	2,515,031
Less - valuation allowance	(2,717,505)	(2,515,031)

Total deferred tax assets, net of valuation allowance	$-	$-

As of December 31, 2022, the Company had available net operating loss carryovers of approximately $2,515,000. Per the Tax Cuts and Jobs Act (TCJA) implemented in 2018, the two-year carryback provision was removed and now allows for an indefinite carryforward period. The carryforwards are limited to 80% of each subsequent year’s net income. As a result, net operating loss may be applied against future taxable income and expires at various dates subject to certain limitations. The Company has a deferred tax asset arising substantially from the benefits of such net operating loss deduction and has recorded a valuation allowance for the full amount of this deferred tax asset since it is more likely than not that some or all of the deferred tax asset may not be realized.

The Company files income tax returns in the U.S. federal jurisdiction and California and is subject to income tax examinations by federal tax authorities for tax year ended 2018 and later and subject to California authorities for tax year ended 2017 and later. The Company currently is not under examination by any tax authority. The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of March 31, 2023 and December 31, 2022, the Company has no accrued interest or penalties related to uncertain tax positions.

As of March 31, 2023, the Company had cumulative net operating loss carryforwards for federal tax purposes of approximately $2,717,500. In addition, the Company had state tax net operating loss carryforwards of approximately $2,717,500. The carryforwards may be applied against future taxable income and expires at various dates subject to certain limitations.

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

Laguna Woods - On February 12, 2021, the Company entered into an operating facility lease for its store located at Home Depot Center in Laguna Woods, California with a term of 60 months and an option to extend. The lease started in June 2021 and expires in May 2026.

Manhattan Village - On March 1, 2022, the Company entered into an operating facility lease for its store located at Manhattan Beach, California with 60 months term with option to extend. The lease started in March 2022 and expires in February 2027.

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

Huntington Beach - On October 7, 2022, the Company entered into an operating facility lease for its store located at Huntington Beach, California with a 124 months term with option to extend. The lease started in November 2021 and expires in February 2032.

Santa Anita - On December 22, 2020, the Company entered into an operating facility lease for its store located at Arcadia, California with 36 months term with option to extend. The lease started in February 2021 and expires in January 2024.

Riverside - On February 4, 2021, the Company entered into an operating facility lease for its store located at Galleria at Tyler in Riverside, California with a term of 84 months and an option to extend. The lease started in April 2021 and expires in March 2028.

San Francisco - On December 22, 2020, the Company entered into an operating facility lease for its store located at Stonestown Galleria in San Francisco, California with a term of 84 months with an option to extend. The lease started in June 2021 and expires in April 2028.

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

In accordance with ASC 842, the components of lease expense were as follows:

For the three-month period ended March 31,	2023	2022
Operating lease expense	$272,224	$205,952
Total lease expense	$272,224	$205,952

In accordance with ASC 842, other information related to leases was as follows:

For the three-month period ended March 31,	2023	2022
Operating cash flows from operating leases	$266,188	$203,458
Cash paid for amounts included in the measurement of lease liabilities	$266,188	$203,458

Weighted-average remaining lease term—operating leases		5.3 Years
Weighted-average discount rate—operating leases		10.6%

In accordance with ASC 842, maturities of operating lease liabilities as of March 31, 2023 were as follows:

Operating
For the years ended December 31,	Lease
2023 (remaining nine months)	$842,919
2024	1,047,291
2025	911,168
2026	847,976
2027	549,895
Thereafter	994,684
Total undiscounted cash flows	$5,193,932

Reconciliation of lease liabilities:
Weighted-average remaining lease terms	5.3 Years
Weighted-average discount rate	10.6%
Present values	$3,742,530

Lease liabilities—current	753,504
Lease liabilities—long-term	2,989,025
Lease liabilities—total	$3,742,530

Difference between undiscounted and discounted cash flows	$1,451,402

Contingencies

The Company is subject to various legal proceedings from time to time as part of its business. As of March 31, 2023, the Company was not currently party to any legal proceedings or threatened legal proceedings, the adverse outcome of which, individually or in the aggregate, it believes would have a material adverse effect on its business, financial condition, and results of operations.

10. SHAREHOLDERS’ EQUITY

Common Stock

The Company has authorization to issue and have outstanding at any one time 40,000,000 share of common stock with a par value of $0.0001 per share. The shareholders of common stock shall be entitled to one vote per share and dividends declared by the Company’s Board of Directors.

Preferred Stock

The Company has authorization to issue and have outstanding at any one time 1,000,000 share of preferred stock with a par value of $0.0001 per share, in one or more classes or series within a class as may be determined by our board of directors, who establish, from time to time, the number of shares to be included in each class or series, fix the designation, powers, preferences and rights of the shares of each such class or series and any qualifications, limitations or restrictions thereof. Any preferred stock so issued is senior to other existing classes of common stock with respect to the payment of dividends or amounts upon liquidation or dissolution. As of March 31, 2023 and December 31, 2022, no shares of our preferred stock had been designated any rights and we had no shares of preferred stock issued and outstanding.

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

Dividend policy

Dividends are paid at the discretion of the Board of Directors. There were no dividends declared for the three-month periods ended March 31, 2023 and 2022.

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

The following table sets forth the computation of basic and diluted net income per common share:

	Three-Month Period
	Ended March 31,
	2023	2022
Net Loss	$(964,164)	$(565,112)
Weighted Average Shares of Common Stock Outstanding
Basic	12,173,031	11,634,523
Diluted	12,173,031	11,634,523

Earnings Per Share – Basic
Net Loss Per Share	(0.08)	(0.05)

Earnings Per Share – Diluted
Net Loss Per Share	(0.08)	(0.05)

12. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after March 31, 2023 up through the filing date of this Form 10-Q with SEC. Based upon the evaluation, except as disclosed below or within the footnotes, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements as of and for period ended March 31, 2023.

In April 2023, the Company completed an acquisition of a warehouse and roasting facility located in Brea, California at a purchase price of $3.8 million. The Company entered into a loan agreement with GF Capital for a principal amount of $2,850,000 and paid approximately $950,000 as a down payment at closing. The loan has a term of 2 years and accrues interest at a rate of 11.25% per annum. The loan contains customary events of default, and in the event of a default, the entire balance may be accelerated.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ending December 31, 2022. As discussed in the section titled “Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ending December 31, 2022.

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

Founded in 2015 by Jay Kim, our Chief Executive Officer, Mr. Kim and his team launched Reborn Coffee with the vision of using the finest pure ingredients and pristine water. We currently serve customers through our retail store locations in California: Brea, La Crescenta, Huntington Beach, Corona Del Mar, Arcadia, Laguna Woods, Riverside, San Francisco, Cabazon, Manhattan Beach, and two locations in Irvine with two other locations in development.

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

Plan of Operation

We have a production and distribution center at our headquarters that we use to process and roast coffee for wholesale and retail distribution.

Currently, we have the following twelve retail coffee locations:

●	La Floresta Shopping Village in Brea, California;

●	La Crescenta, California;

●	Corona Del Mar, California;

●	Home Depot Center in Laguna Woods, California;

●	Manhattan Village at Manhattan Beach, California.

●	Cabazon, California;

●	Huntington Beach, California;

●	Santa Anita Westfield Mall in Arcadia, California;

●	Galleria at Tyler in Riverside, California;

●	Stonestown Galleria in San Francisco, California;

●	Intersect in Irvine, California; and

●	Dupont Drive in Irvine, California.

Components of Our Results of Operations

Revenue

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. The Company’s net revenue primarily consists of revenues from its retail locations and wholesale and online store. Accordingly, the Company recognizes revenue as follows:

●	Retail Store Revenue

Retail store revenues are recognized when payment is tendered at the point of sale. Retail store revenues are reported net of sales, use or other transaction taxes that are collected from customers and remitted to taxing authorities. Sales taxes that are payable are recorded as accrued as other current liabilities. Retail store revenue makes up approximately 99% of the Company’s total revenue.

●	Wholesale and Online Revenue

Wholesale and online revenues are recognized when the products are delivered, and title passes to customers or to the wholesale distributors. When customers pick up products at the Company’s warehouse, or distributed to the wholesale distributors, the title passes, and revenue is recognized. Wholesale revenues make up approximately 1% of the Company’s total revenue.

●	Royalties and Other Fees

Franchise revenues consist of royalty fees and other franchise fees. Royalty fees are based on a percentage of a franchisee’s weekly gross sales revenue at 5%. The Company recognizes the fee as the underlying sales occur. The Company recorded revenue from royalty of $0 for the three-month periods ended March 31, 2023 and 2022. Other fees are earned as incurred and the Company did not have any other fee revenue for the three-months periods ended March 31, 2023 and 2022.

Cost of Sales

Cost of sales includes costs associated with generating revenue within our company-owned retail locations, and franchising operations (of which, as of March 31, 2023, we had none).

Shipping and Handling Costs

The Company incurred freight out cost and is included in the Company’s cost of sale.

General and Administrative Expense

General and administrative expense includes store-related expense as well as the Company’s corporate headquarters’ expenses.

Advertising Expense

Advertising expenses are expensed as incurred. Advertising expenses amounted to $20,425 and $9,472 for the three-month periods ended March 31, 2023 and 2022, respectively, and are recorded under general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

Pre-opening Costs

Pre-opening costs for new stores, which are not material, consist primarily of payroll and recruiting expense, training, marketing, rent, travel, and supplies, and are expensed as incurred depreciated over the shorter of the useful life of the improvement or the lease term, including renewal periods that are reasonably assured.

Results of Operations

Three months ended March 31, 2023 compared to three months ended March 31, 2022

The following table presents selected comparative results of operations from our unaudited financial statements for the three months ended March 31, 2023 compared to three months ended March 31, 2022. Our financial results for these periods are not necessarily indicative of the financial results that we will achieve in future periods. Certain totals for the table below may not sum to 100% due to rounding.

	Three Months Ended March 31,		Increase / (Decrease)
	2023	2022	Dollars	Percentage
Net revenues:
Stores	$1,109,051	$735,996	$373,055	50.7%
Wholesale and online	13,270	17,154	(3,884)	-22.6%
Total net revenues	1,122,321	753,150	369,171	49.0%
Operating costs and expenses:
Product, food and drink costs—stores	363,819	284,954	78,865	27.7%
Cost of sales—wholesale and online	5,812	7,513	(1,701)	-22.6%
General and administrative	1,704,651	1,036,015	668,636	64.5%
Loss from operations	(951,961)	(575,332)	(376,629)	65.5%
Other income	-	15,000	(15,000)	-100.0%
Interest expense	(12,203)	(4,780)	(7,423)	155.3%
Loss before income taxes	(964,164)	(565,112)	(399,052)	70.6%
Provision for income taxes	-	-	-	0.0%
Net loss	$(964,164)	$(565,112)	$(399,052)	-70.6%

Revenues. Revenues were approximately $1.1 million for the three-month period ended March 31, 2023, compared to $753,000 for the comparable period in 2022, representing an increase of approximately $369,000, or 49.0%. The increase in sales for the period was primarily driven by the opening of new locations, and to the continued focus on marketing efforts to grow brand recognition.

Product, food and drink costs. Product, food and drink costs were approximately $364,000 for the three-month period ended March 31, 2023 compared to $285,000 for the comparable period in the prior year, representing an increase of $79,000, or 27.7%. The increase in costs was partially driven by the opening of new locations and the overall increase in sales for the period.

Gross margin. Gross margin was approximately $753,000 for the three-month period ended March 31, 2023, compared to $461,000 for the comparable period in 2022, representing an increase of approximately $292,000, or 63.4%. The increase in gross margin for the period was primarily driven by increase in sales.

General and administrative expenses. General and administrative expenses were approximately $1.70 million for the three-month period ended March 31, 2023 compared to $1.04 million for the comparable period in 2022, representing an increase of approximately $669,000, or 64.5%.

This increase in general and administrative expenses for the three-month period ended March 31, 2023 compared to the comparable period in the prior year was primarily due to the hiring of additional administrative employees, increases in professional services and corporate-level costs to support growth plans, the opening of new restaurants, as well as costs associated with outside administrative, legal and professional fees and other general corporate expenses for a public company.

Liquidity and Capital Resources

We have a history of operating losses and negative cash flow in operating activities. We have incurred recurring net losses, including net losses from operations before income taxes of $964,000 and $565,000 for the three-month periods ended March 31, 2023 and 2022, respectively. We used $1.7 million and $486,000 of cash for operating activities for the three-month periods ended March 31, 2023 and 2022, respectively.

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

	Three Months Ended March 31,
	2023	2022
Statement of Cash Flow Data:
Net cash used in operating activities	(1,663,307)	(485,757)
Net cash used in investing activities	(470,851)	(149,896)
Net cash used in financing activities	(11,776)	(86,207)

Cash Flows Used in Operating Activities

Net cash used in operating activities during the three-month period ended March 31, 2023 was approximately $1.7 million, which resulted from net loss of $964,000, non-cash charges of $23,000 for operating lease and $56,000 for depreciation and net cash outflows of $778,000 from changes in operating assets and liabilities. The net cash outflows from changes in operating assets and liabilities were primarily the result of increases in prepaid expense and other current assets, partially offset by increase of $63,000 in accrued liabilities.

Cash Flows Used in Investing Activities

Net cash used in investing activities during the three-month periods ended March 31, 2023 and 2022 was $471,000 and $150,000, respectively, These expenditures in each period are primarily related to purchases of property and equipment in connection with current and future location openings and maintaining our existing locations.

Cash Flows Used in Financing Activities

Net cash used in financing activities during the three-month period ended March 31, 2023 and 2022 was $12,000 and $86,000, respectively, which was primarily a repayment of loans.

As of March 31, 2023, the Company had total assets of approximately $8.2 million. Our cash balance as of March 31, 2023 was approximately $873,000.

Credit Facilities

Loans with Square Capital

In August 2022, the Company entered into loan agreements with Square Capital in the aggregate principal amount of $100,000 with loan costs of $12,215. The loan payable has a maturity date on February 2, 2024. As of March 31, 2023, there was a balance outstanding of $50,898.

Economic Injury Disaster Loan

On May 16, 2020, the Company executed the EIDL Loan from the SBA under its EIDL assistance program in light of the impact of the COVID-19 pandemic on the Company’s business. As of March 31, 2023, the loan payable, EIDL Loan noted above is not in default.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2023. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2023, our disclosure controls and procedures were ineffective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified by Securities and Exchange Commission (“SEC”) rules and forms and (b) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding any required disclosure.

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

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our financial statements may not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analyses and procedures in order to conclude that our financial statements for the quarter ended March 31, 2023, included in this Quarterly Report on Form 10-Q were fairly stated in accordance with GAAP. Accordingly, management believes that despite our material weaknesses, our financial statements for the quarter ended March 31, 2023, are fairly stated, in all material respects, in accordance with GAAP.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

In the future, the Company may be subject to various legal proceedings from time to time as part of its business. We are currently not involved in litigation that we believe will have a materially adverse effect on our financial condition or results of operations. As of March 31, 2023, there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self- regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries threatened against or affecting our company, our common stock, any of our subsidiaries or of our company’s or our company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision is expected to have a material adverse effect.

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

Signature	Title	Date

/s/ Jay Kim	Chief Executive Officer	May 11, 2023
Jay Kim	(Principal Executive Officer)

/s/ Stephan Kim	Chief Financial Officer
Stephan Kim	(Principal Financial and Accounting Officer)	May 11, 2023