Form 10-Q
period 2023-06-30
Reborn Coffee, Inc.
filed 2023-08-14
CIK 1707910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

The registrant has 13,212,723 shares of common stock outstanding as of June 30, 2023.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Unaudited Condensed Consolidated Balance Sheets

As of	June 30, 2023	December 31, 2022

ASSETS
Current assets:
Cash and cash equivalents	$337,492	$3,019,035
Accounts receivable, net of allowance for doubtful accounts of $0 and $0, respectively	2,285	780
Inventories, net	124,842	132,343
Prepaid expense and other current assets	1,284,323	477,850
Total current assets	1,748,942	3,630,008
Property and equipment, net	5,864,189	1,581,805
Operating lease right-of-use asset	4,209,267	3,010,564
Other assets	235,164	235,164

Total assets	$12,057,562	$8,457,541

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$293,911	$87,809
Accrued expenses and current liabilities	389,513	233,053
Line of credit	974,027	-
Loans payable to financial institutions, current portion	194,844	44,664
Loan payable, emergency injury disaster loan (EIDL), current portion	30,060	30,060
Loan payable, payroll protection program (PPP), current portion	40,447	45,678
Operating lease liabilities, current portion	840,590	624,892
Total current liabilities	2,763,392	1,066,156
Loan payable, mortgage, net of current portion	2,850,000	-
Loans payable to financial institutions, net of current portion	74,918	6,234
Loan payable, emergency injury disaster loan (EIDL), net of current portion	469,940	469,940
Loan payable, payroll protection program (PPP), net of current portion	80,377	98,697
Operating lease liabilities, net of current portion	3,540,212	2,529,985
Total liabilities	9,778,839	4,171,012

Commitments and Contingencies

Stockholders’ equity
Common Stock, $0.0001 par value, 40,000,000 shares authorized; 13,212,723 and 13,162,723 shares issued and outstanding at June 30, 2023 and December 31, 2022	1,321	1,316
Preferred Stock, $0.0001 par value, 1,000,000 shares authorized; no shares issued and outstanding at June 30, 2023 and December 31, 2022		-
Additional paid-in capital	16,567,009	16,317,014
Accumulated deficit	(14,289,607)	(12,031,801)
Total stockholders’ equity	2,278,723	4,286,529

Total liabilities and stockholders’ equity	$12,057,562	$8,457,541

See accompanying notes to unaudited condensed consolidated financial statements.

Unaudited Condensed Consolidated Statements of Operations

	Six Months Ended June 30,		Three Months Ended June 30,
	2023	2022	2023	2022

Net revenues:
Stores	$2,603,654	$1,511,952	$1,494,603	$775,956
Wholesale and online	37,590	29,674	24,320	12,520
Total net revenues	2,641,244	1,541,626	1,518,923	788,476

Operating costs and expenses:
Product, food and drink costs—stores	882,302	563,906	518,483	278,952
Cost of sales—wholesale and online	16,464	12,997	10,652	5,484
General and administrative	3,893,849	2,468,447	2,189,198	1,432,432
Total operating costs and expenses	4,792,615	3,045,350	2,718,333	1,716,868

Loss from operations	(2,151,371)	(1,503,724)	(1,199,410)	(928,392)

Other income (expense):
Other income	-	16,440	-	1,440
Interest expense	(106,435)	(14,976)	(94,232)	(10,196)
Total other income (expense), net	(106,435)	1,464	(94,232)	(8,756)

Loss before income taxes	(2,257,806)	(1,502,260)	(1,293,642)	(937,148)

Provision for income taxes	-	-	-	-

Net loss	$(2,257,806)	$(1,502,260)	$(1,293,642)	$(937,148)

Loss per share:
Basic and diluted	$(0.17)	(0.13)	(0.10)	(0.08)

Weighted average number of common shares outstanding:
Basic and diluted	13,216,270	11,642,550	13,237,580	11,667,545

See accompanying notes to unaudited condensed consolidated financial statements.

Unaudited Condensed Consolidated Stockholders’ Equity (Deficit)

	Common Stock		Preferred Stock		Additional Paid-in	Subscription of Common	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Deficit
Balance as of December 31, 2021	11,634,523	$1,163	-	$-	$9,674,036	$-	$(8,476,904)	$1,198,295

Net loss	-	-	-	-	-	-	(565,112)	(565,112)
Balance as of March 31, 2022	11,634,523	$1,163	-	$-	$9,674,036	$-	$(9,042,016)	$633,183

Stock compensation	45,000	5	-	-	224,995	-	-	225,000
Net loss	-	-	-	-	-	-	(937,148)	(937,148)
Balance as of June 30, 2022	11,679,523	$1,168	-	$-	$9,899,031	$-	$(9,979,164)	$(78,965)

	Common Stock		Preferred Stock		Additional Paid-in	Subscription of Common	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	(Deficit)
Balance as of December 31, 2022	13,162,723	$1,316	-	$-	$16,317,014	$	$(12,031,801)	$4,286,529

Net loss	-	-	-	-	-	-	(964,164)	(964,164)
Balance as of March 31, 2023	13,162,723	$1,316	-	$-	$16,317,014	$-	$(12,995,965)	$3,322,365
Stock Compensation	50,000	5	-	-	249,995	-	-	250,000
Net loss	-	-	-	-	-	-	(1,293,642)	(1,293,642)
Balance as of June 30, 2023	13,212,723	$1,321	-	$-	$16,567,009	$-	$(14,289,607)	$2,278,723

See accompanying notes to unaudited condensed consolidated financial statements.

Unaudited Consolidated Statements of Cash Flows

For the Six Months Ended June 30,	2023	2022

Cash flows from operating activities:
Net loss	$(2,257,806)	$(1,502,260)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation	250,000	225,000
Operating lease	27,222	22,086
Depreciation	135,398	97,922
Changes in operating assets and liabilities:
Accounts receivable	(1,505)	(1,293)
Inventories	7,501	(14,104)
Prepaid expense and other current assets	(806,473)	(28,275)
Accounts payable	206,102	(45,590)
Accrued expenses and current liabilities	156,460	46,535
Net cash used in operating activities	(2,283,101)	(1,199,979)

Cash flows from investing activities:
Purchases of property and equipment	(4,417,782)	(168,397)
Net cash used in investing activities	(4,417,782)	(168,397)

Cash flows from financing activities:
Proceeds from line of credit	974,027	594,529
Proceeds from loan payable to shareholders	-	150,000
Proceeds from loan payable to financial institutions	218,864	-
Proceeds from loan payable, mortgage	2,850,000	-
Repayment of loans	(23,551)	(121,703)
Repayment of equipment loan payable	-	(9,677)
Net cash provided by financing activities	4,019,340	613,149

Net (decrease) increase in cash	(2,681,543)	(755,227)

Cash at beginning of period	3,019,035	905,051

Cash at end of period	$337,492	$149,824

Supplemental disclosures of non-cash financing activities:
Issuance of common shares for compensation	$250,000	$225,000

Supplemental disclosure of cash flow information:
Cash paid during the years for:
Lease liabilities	$546,389	$435,635
Interest	$106,435	$367

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

●

Reborn Coffee Franchise, LLC (the “Reborn Coffee Franchise”), a California limited liability corporation formed in December 2020, is a franchisor providing premier roaster specialty coffee to franchisees or customers. Reborn Coffee Franchise continues to develop the Reborn Coffee system for the establishment and operation of Reborn Coffee stores using one or more Reborn Coffee marks. Reborn Coffee Franchise does not have any franchisees as of June 30, 2023.

●	Reborn Realty, LLC (the “Reborn Realty”), a California limited liability corporation formed in March 2023, is an entity which acquired a real property located at 596 Apollo Street, Brea, California.

Reborn Coffee, Inc., Reborn Global Holdings, Inc., Reborn Coffee Franchise, LLC and Reborn Realty, LLC will be collectively referred to as the “Company”.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reporting

The unaudited condensed consolidated financial statements include Reborn Coffee, Inc. and its wholly owned subsidiaries as of June 30, 2023 and December 31, 2022 and for the three and six month periods ended June 30, 2023 and 2022.

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

Franchise revenues consist of royalty fees and other franchise fees. Royalty fees are based on a percentage of a franchisee’s weekly gross sales revenue at 5%. The Company recognizes the fee as the underlying sales occur. The Company recorded revenue from royalties of $0 for the periods ended June 30, 2023 and 2022. Other fees are earned as incurred and the Company did not have any other fee revenue for the years ended June 30, 2023 and 2022.

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

Advertising Expense

Advertising costs are expensed as incurred. Advertising expenses amounted to $49,531 and $20,513 for the six-month periods ended June 30, 2023 and 2022, respectively, and are recorded under general and administrative expenses in the accompanying condensed consolidated statements of operations.

Pre-opening Costs

Pre-opening costs for new stores, consist primarily of store and leasehold improvements, and are capitalized and depreciated over the shorter of the useful life of the improvement or the lease term, including renewal periods that are reasonably assured.

Accounts Receivable

Accounts receivables are stated net of allowance for doubtful accounts. The allowance for doubtful accounts is determined primarily on the basis of past collection experience and general economic conditions. The Company determines terms and conditions for its customers based on volume transacted by the customer, customer creditworthiness and past transaction history. At June 30, 2023 and December 31, 2022, allowance for doubtful accounts were zero, respectively. The Company does not have any off-balance sheet exposure related to its customers.

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

Property and Equipment

Property and equipment are recorded at cost. Maintenance and repairs are charged to expense as incurred. Depreciation and amortization are provided using both the straight-line and declining balance methods over the following estimated useful lives:

Building	39 Years
Furniture and fixtures	5-7 Years
Store construction	Lesser of the lease term or the estimated useful lives of the improvements, generally 6 years
Leasehold improvement	Lesser of the lease term or the estimated useful lives of the improvements, generally 6 years

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

The Company did not have any dilutive, or potentially dilutive, shares outstanding for the three and six month periods ended June 30, 2023 and 2022.

Segment Reporting

FASB ASC Topic 280, Segment Reporting, requires public companies to report financial and descriptive information about their reportable operating segments. The Company’s management identifies operating segments based on how the Company’s management internally evaluate separate financial information, business activities and management responsibility. At the current time, the Company has only one reportable segment, consisting of both the wholesale and retail sales of coffee, water, and other beverages. The Company’s franchisor subsidiary was not material as of and for the three and six month periods ended June 30, 2023 and 2022.

Long-lived Assets

In accordance with FASB ASC Topic 360, Property, Plant, and Equipment, the Company reviews for impairment of long-lived assets and certain identifiable intangibles whenever events or circumstances indicate that the carrying amount of assets may not be recoverable. The Company considers whether the carrying value of assets may not be recoverable based upon our review of the following events or changes in circumstances: the asset’s ability to continue to generate income from operations and positive cash flow in future periods; loss of legal ownership or title to the assets; significant changes in our strategic business objectives and utilization of the asset; or significant negative industry or economic trends. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset are less than its carrying amount. As of June 30, 2023 and December 31, 2022, the Company was not aware of any events or changes in circumstances that would indicate that the long-lived assets are impaired.

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

As of June 30, 2023 and December 31, 2022, the Company believes that the carrying value of accounts receivable, accounts payable, accrued expenses, and other current assets and liabilities approximate fair value due to the short maturity of theses financial instruments. The financial statements do not include any financial instruments at fair value on a recurring or non-recurring basis.

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consisted of taxes currently due and deferred taxes. Deferred taxes are recognized for the differences between the basis of assets and liabilities for financial statement and income tax purposes.

The Company follows FASB ASC Topic 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates, applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. ASC 740-10-25 provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax position. The Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company did not recognize additional liabilities for uncertain tax positions pursuant to ASC 740-10-25 for the three and six month periods ended June 30, 2023 and 2022.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are accounts receivable arising from its normal business activities. The Company performs ongoing credit evaluations to its customers and establishes allowances when appropriate.

Company purchases from various vendors for its operations. For the three and six month periods ended June 30, 2023 and 2022, no purchases from any vendors accounted for a significant amount of the Company’s coffee bean purchases.

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

Other recently issued accounting updates are not expected to have a material impact on the Company’s consolidated financial statements.

3. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30, 2023	December 31, 2022

Building	$2,645,000	$-
Land	1,155,000	-
Furniture and equipment	1,298,763	1,203,737
Leasehold improvement	617,086	639,602
Store	663,651	300,000
Store construction	355,800	251,745
Vehicle	116,499	57,859
Computer equipment	18,926	-

Total property and equipment	6,870,725	2,452,943
Less accumulated depreciation	(1,006,536)	(871,138)

Total property and equipment, net	$5,864,189	$1,581,805

Depreciation expense on property and equipment amounted to approximately $135,398 and $97,922 for the six-month periods ended and $79,301 and $48,479 for the three-month periods ended June 30, 2023 and 2022, respectively.

4. LINE OF CREDIT FACILITIES

During the second quarter of 2023, the Company entered into a line of credit agreement with a financial institution that provides a maximum borrowing limit of $2,000,000 with interest at 5% per annum. This line of credit facility matures on December 31, 2023. Total borrowing balance under this facility as of June 30, 2023 was approximately $499,000.

On June 1, 2023, the Company entered into a debt agreement (the “Loan Note”) with DRE, Inc, a Illinois corporation (“DRE”). The Loan Note was guaranteed by Jay Kim, Chief Executive Officer of the Company and member of its Board of Directors.

The terms of the Loan Note require DRE, Inc. to provide the Company with a $1.0 million credit facility bearing a variable interest rate and a maturity date of May 31, 2025. The Company is responsible for making interest-only payments starting on July 15, 2023 and will continue to make such interest payments until the maturity date. The Loan Note further specifies that the interest rate payable to DRE is equal to one percentage point in excess of that rate shown in the Wall Street Journal as the prime rate. The interest rate on the Loan Note will therefore change with each change in the prime rate so published. If at any time the Wall Street Journal prime rate is no longer published, then DRE will establish a similar replacement rate in its sole discretion. The terms of the Loan Note also specify that the interest rate will never be less than 8% per year. The Company will be in default should they fail to repay any amount due within 30 days after demand by DRE, however, the Company may pay off the Loan Note at any time and without penalty. The Loan Note does not permit the Company the right to offset, deduct or counterclaim from the amount due, but it does include a usury savings clause whereby interest payments may not exceed the amount proscribed by usury laws and that any payments made exceeding the interest limit will be applied to lowering the principal.

Total borrowing balance under this credit facility as of June 30, 2023 was approximately $475,000.

5. LOANS PAYABLE TO FINANCIAL INSTITUTIONS

Loans payable to financial institutions consist of the following:

	June 30, 2023	December 31, 2022

August 2022 - Loan agreement with principal amount of $100,000 and repayment rate of 20.5% for a total of $124,430. The loan was paid off in full as of June 30, 2023	-	50,898
May 2023 – Loan agreement with principal amount of $86,400 and repayment rate of 20% for a total of $98,712. The loan payable matures on November 19, 2024	84,188	-
May 2023 – Loan agreement with principal amount of $86,900 and repayment rate of 20% for a total of $98,936. The loan payable matures on November 19, 2024	85,297	-
April 2023 – Loan agreement with principal amount of $121,500 and repayment rate of 20% for a total of $137,963. The loan payable matures on October 6, 2024	100,277	-
Less: current portion	(194,844)	(44,664)

Total loan payable, net of current	$74,918	$6,234

6. LOAN PAYABLES, EMERGENCY INJURY DISASTER LOAN (EIDL)

	June 30, 2023	December 31, 2022

May 16, 2020 ($150,000) - Loan agreement with principal amount of $150,000 with an interest rate of 3.75% and maturity date on May 16, 2050	$150,000	$150,000
June 28, 2021 ($350,000) – Loan agreement with principal amount of $350,000 with an interest rate of 3.75% and maturity date on May 18, 2050	350,000	350,000

Total long-term loan payable, emergency injury disaster loan (EIDL)	500,000	500,000
Less - current portion	(30,060)	(30,060)

Total loan payable, emergency injury disaster loan (EIDL), less current portion	$469,940	$469,940

The following table provides future minimum payments:

For the years ended December 31,	Amount
2023 (remaining six months)	15,030
2024	30,060
2025	30,060
2026	30,060
2027	30,060
Thereafter	364,730
Total	$500,000

May 16, 2020 – $150,000

On May 16, 2020, the Company executed the standard loan documents required for securing a loan (the “EIDL Loan”) from the U.S. Small Business Administration (the “SBA”) under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the TNB’s business. As of June 30, 2023, the loan payable, EIDL noted above is not in default.

June 28, 2021 – $350,000

On June 28, 2021, the Company executed the EIDL Loan from the SBA under its EIDL assistance program in light of the impact of the COVID-19 pandemic on the TNB’s business. As of June 30, 2023, the loan payable, EIDL Loan noted above is not in default.

In connection therewith, the Company executed (i) a loan for the benefit of the SBA (the “SBA Loan”), which contains customary events of default and (ii) a Security Agreement, granting the SBA a security interest in all tangible and intangible personal property of the Company, which also contains customary events of default (the “SBA Security Agreement”).

Pursuant to the “SBA Loan Agreement”, the Company borrowed an aggregate principal amount of the EIDL Loan of $500,000, with proceeds to be used for working capital purposes. Interest accrues at the rate of 3.75% per annum and will accrue only on funds actually advanced from the date of each advance. Installment payments, interest only, are due monthly beginning October 16, 2022 (thirty months from the original date of the SBA Loan Agreement) in the amount of $2,505. The balance of principal and interest is payable thirty years from the original date of the SBA Loan Agreement.

7. LOAN PAYABLE, PAYROLL PROTECTION LOAN PROGRAM (PPP)

	June 30, 2023	December 31, 2022

Loan payable, payroll protection program (PPP)	$120,824	$144,375
Less - current portion	(40,447)	(45,678)

Total loan payable, payroll protection program (PPP), less current portion	$80,377	$98,697

The Paycheck Protection Program (“PPP”) Loan (the “PPP Loan”) is administered by the SBA. The interest rate of the loan is 1.00% per annum and accrues on the unpaid principal balance computed on the basis of the actual number of days elapsed in a year of 360 days. Commencing seven months after the effective date of the PPP Loan, the Company is required to pay the Lender equal monthly payments of principal and interest as required to fully amortize any unforgiven principal balance of the loan by the two-year anniversary of the effective date of the PPP Loan (the “Maturity Date”). The PPP Loan contains customary events of default relating to, among other things, payment defaults, making materially false or misleading representations to the SBA or the Lender, or breaching the terms of the PPP Loan. The occurrence of an event of default may result in the repayment of all amounts outstanding under the PPP Loan, collection of all amounts owing from the Company, or filing suit and obtaining judgment against the Company. Under the terms of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), PPP loan recipients can apply for and be granted forgiveness for all or a portion of the loan granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payment of payroll costs and any payments of mortgage interest, rent, and utilities. Recent modifications to the PPP by the U.S. Treasury and Congress have extended the time period for loan forgiveness beyond the original eight-week period, making it possible for the Company to apply for forgiveness of its PPP loan.

8. LOAN PAYABLE, MORTGAGE

In April 2023, the Company entered into a mortgage loan agreement with GF Capital for a principal amount of $2,850,000 to acquire a warehouse and roasting facility located in Brea, California. The loan bears interest at a prime rate plus 3% per annum and has a term of 2 years. The loan requires monthly interest only payments with a balloon principal payment at maturity. The loan contains customary events of default, and in the event of a default, the entire balance may be accelerated.

The Company paid a monthly interest payment of approximately $27,000 during the second quarter of 2023.

9. INCOME TAX

Total income tax (benefit) expense consists of the following:

For the Six-Month Periods Ended June 30,	2023	2022

Current provision (benefit):
Federal	$-	$-
State	-	-
Total current provision (benefit)	-	-

Deferred provision (benefit):
Federal	-	-
State	-	-
Total deferred provision (benefit)	-	-

Total tax provision (benefit)	$-	$-

A reconciliation of the Company’s effective tax rate to the statutory federal rate for the six months ended June 30, 2023 and 2022 is as follows:

Description	June 30, 2023	June 30, 2022

Statutory federal rate	21.00%	21.00%
State income taxes net of federal income tax benefit and others	6.98%	6.98%
Permanent differences for tax purposes and others	0.00%	0.00%
Change in valuation allowance	-27.98%	-27.98%
Effective tax rate	0%	0%

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

Deferred income taxes reflect the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred tax assets and liabilities are as follows:

Deferred tax assets	June 30, 2023	December 31, 2022

Deferred tax assets:
Net operating loss	$2,988,713	$2,515,031
Other temporary differences	-	-

Total deferred tax assets	2,988,713	2,515,031
Less - valuation allowance	(2,988,713)	(2,515,031)

Total deferred tax assets, net of valuation allowance	$-	$-

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

The Company files income tax returns in the U.S. federal jurisdiction and California and is subject to income tax examinations by federal tax authorities for tax year ended 2018 and later and subject to California authorities for tax year ended 2017 and later. The Company currently is not under examination by any tax authority. The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of June 30, 2023 and December 31, 2022, the Company has no accrued interest or penalties related to uncertain tax positions.

As of June 30, 2023, the Company had cumulative net operating loss carryforwards for federal tax purposes of approximately $2,988,713. In addition, the Company had state tax net operating loss carryforwards of approximately $2,988,713. The carryforwards may be applied against future taxable income and expires at various dates subject to certain limitations.

10. COMMITMENTS AND CONTINGENCIES

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

Cabazon - On May 2017, the Company entered into an operating facility lease for its store located in Cabazon, California with 120 months term with option to extend. The lease started in November 2022 and expires in October 2032. The Company entered into a non-cancellable lease agreement for a coffee shop approximately 1,734 square feet located in Cabazon, California commencing in November 2022 and expiring in November 2032. The monthly lease payment under the lease agreement is approximately $6,521.

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

Intersect in Irvine - On October 1, 2022 the Company entered into a percentage based lease agreement for the store located in Irvine, California with 9 months term with option to extend. The lease started in October 2022 and expires on December 31, 2023 with an execution of extension. The rate to be used is 10% and it’s based on monthly gross sales.

Diamond Bar – On March 20, 2023, the Company entered into an operating facility lease for its store located at Diamond Bar, California which matures on March 31, 2027. The monthly lease payment under the lease agreement is approximately $5,900.

Anaheim - On March 3, 2023, the Company entered into an operating facility lease for its store located at Anaheim, California with 120 months term with option to extend. The lease started in March 2023 and expires in February 2033.

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

In accordance with ASC 842, the components of lease expense were as follows:

For the six-month period ended June 30,	2023	2022
Operating lease expense	$579,270	$452,155
Total lease expense	$579,270	$452,155

In accordance with ASC 842, other information related to leases was as follows:

For the six-month period ended June 30,	2023	2022
Operating cash flows from operating leases	$569,113	$435,635
Cash paid for amounts included in the measurement of lease liabilities	$569,113	$435,635

Weighted-average remaining lease term—operating leases		5.3 Years
Weighted-average discount rate—operating leases		10.6%

In accordance with ASC 842, maturities of operating lease liabilities as of June 30, 2023 were as follows:

Operating
For the years ended December 31,	Lease
2023 (remaining six months)	$641,107
2024	1,205,165
2025	1,071,360
2026	1,010,848
2027	662,396
Thereafter	1,562,305
Total undiscounted cash flows	$6,153,181

Reconciliation of lease liabilities:
Weighted-average remaining lease terms	5.7 Years
Weighted-average discount rate	8.60%
Present values	$4,380,802

Lease liabilities—current	840,590
Lease liabilities—long-term	3,540,212
Lease liabilities—total	$4,380,802

Difference between undiscounted and discounted cash flows	$1,772,379

Contingencies

The Company is subject to various legal proceedings from time to time as part of its business. As of June 30, 2023, the Company was not currently party to any legal proceedings or threatened legal proceedings, the adverse outcome of which, individually or in the aggregate, it believes would have a material adverse effect on its business, financial condition, or results of operations.

11. SHAREHOLDERS’ EQUITY

Common Stock

The Company has authorization to issue and have outstanding at any one time 40,000,000 shares of common stock with a par value of $0.0001 per share. The shareholders of common stock shall be entitled to one vote per share and dividends declared by the Company’s Board of Directors.

Preferred Stock

The Company has authorization to issue and have outstanding at any one time 1,000,000 shares of preferred stock with a par value of $0.0001 per share, in one or more classes or series within a class as may be determined by our board of directors, who establish, from time to time, the number of shares to be included in each class or series, fix the designation, powers, preferences and rights of the shares of each such class or series and any qualifications, limitations or restrictions thereof. Any preferred stock so issued is senior to other existing classes of common stock with respect to the payment of dividends or amounts upon liquidation or dissolution. As of June 30, 2023 and December 31, 2022, no shares of our preferred stock had been designated any rights and we had no shares of preferred stock issued and outstanding.

Issuance of Common Stock in Settlement of Antidilution Provisions

In May 2018, the Company had entered into a share exchange agreement wherein Capax, Inc., the predecessor entity of Reborn Coffee, Inc. (“Capax”) effectively merged with Reborn Global Holdings, Inc. to form the Company. In this share exchange agreement, the preexisting shareholders of Capax were provided covenants that for a period of one year following the date upon which the Company is approved for quotation or trading on a public exchange, the percentage of ownership of the prior shareholders of Capax would not be less than the 5% of the total number of shares of voting common stock outstanding of the Company that they owned following the share exchange. In the event the ownership of the pre-merger shareholders of Capax fell below 5%, the Company was obligated to issue that number of shares of common stock to those shareholders which would increase the ownership of all of the Pre-Merger Shareholders to five percent (5%) of the total outstanding voting common shares of the Company. During the year ended December 31, 2021, the Company issued 325,495 shares of common stock under these provisions.

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

Dividend policy

Dividends are paid at the discretion of the Board of Directors. There were no dividends declared for the six-month periods ended June 30, 2023 and 2022.

12. EARNINGS PER SHARE

The Company calculates earnings per share in accordance with FASB ASC 260, Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of shares outstanding during the fiscal year. Potentially dilutive common shares consist of stock options outstanding (using the treasury method).

The following table sets forth the computation of basic and diluted net income per common share:

	Six-Month Period
	Ended June 30,
	2023	2022
Net Loss	$(2,257,806)	$(1,502,260)
Weighted Average Shares of Common Stock Outstanding
Basic	13,216,270	11,642,550
Diluted	13,216,270	11,642,550

Earnings Per Share - Basic
Net Loss Per Share	(0.17)	(0.13)

Earnings Per Share - Diluted
Net Loss Per Share	(0.17)	(0.13)

	Three-Month Period
	Ended June 30,
	2023	2022
Net Loss	$(1,293,642)	$(937,148)
Weighted Average Shares of Common Stock Outstanding
Basic	13,237,580	11,667,545
Diluted	13,237,580	11,667,545

Earnings Per Share - Basic
Net Loss Per Share	(0.10)	(0.08)

Earnings Per Share - Diluted
Net Loss Per Share	(0.10)	(0.08)

13. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after June 30, 2023 up through the filing date of this Form 10-Q with SEC. During this period, the Company did not have any material recognizable subsequent events required to be disclosed as of and for the three-month period ended June 30, 2023.

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

Founded in 2015 by Jay Kim, our Chief Executive Officer, Mr. Kim and his team launched Reborn Coffee with the vision of using the finest pure ingredients and pristine water. We currently serve customers through our retail store locations in California: Brea, La Crescenta, Huntington Beach, Corona Del Mar, Arcadia, Laguna Woods, Riverside, San Francisco, Cabazon, Manhattan Beach, two locations in Irvine, Diamond Bar and Anaheim with one location in development.

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

Centered around its core values of service, trust, and well-being, Reborn Coffee delivers an appreciation of coffee as both a science and an art. Developing innovative processes such as washing green coffee beans with magnetized water, we challenge traditional preparation methods by focusing on the relationship between water chemistry, health, and flavor profile. Reborn Coffee proactively distinguishes exceptional quality from good quality by starting at the foundation and paying attention to the details. Our mission places an equal emphasis on humanizing the coffee experience, delivering a fresh take on “farm-to-table” by sourcing internationally. In this way, Reborn Coffee creates opportunities to develop transparency by paying homage to origin stories and sparking new conversations by building cross-cultural communities united by a passion for the finest coffee.

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

Plan of Operation

We have a production and distribution center at our headquarters that we use to process and roast coffee for wholesale and retail distribution.

Currently, we have the following fourteen retail coffee locations:

●	La Floresta Shopping Village in Brea, California;

●	La Crescenta, California;

●	Corona Del Mar, California;

●	Home Depot Center in Laguna Woods, California;

●	Manhattan Village at Manhattan Beach, California.

●	Cabazon, California;

●	Huntington Beach, California;

●	Santa Anita Westfield Mall in Arcadia, California;

●	Galleria at Tyler in Riverside, California;

●	Stonestown Galleria in San Francisco, California;

●	Intersect in Irvine, California;

●	Dupont Drive in Irvine, California;

●	Diamond Bar, California; and

●	Anaheim, California

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

Franchise revenues consist of royalty fees and other franchise fees. Royalty fees are based on a percentage of a franchisee’s weekly gross sales revenue at 5%. The Company recognizes the fee as the underlying sales occur. The Company recorded revenue from royalty of $0 for the six-month periods ended June 30, 2023 and 2022. Other fees are earned as incurred and the Company did not have any other fee revenue for the six-months periods ended June 30, 2023 and 2022.

Cost of Sales

Cost of sales includes costs associated with generating revenue within our company-owned retail locations, and franchising operations (of which, as of June 30, 2023, we had none).

Shipping and Handling Costs

The Company incurred freight out cost and is included in the Company’s cost of sale.

General and Administrative Expense

General and administrative expense includes store-related expense as well as the Company’s corporate headquarters’ expenses.

Advertising Expense

Advertising expenses are expensed as incurred. Advertising expenses amounted to $49,531 and $20,513 for the six-month periods ended June 30, 2023 and 2022, respectively, and are recorded under general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

Pre-opening Costs

Pre-opening costs for new stores, which are not material, consist primarily of payroll and recruiting expense, training, marketing, rent, travel, and supplies, and are expensed as incurred depreciated over the shorter of the useful life of the improvement or the lease term, including renewal periods that are reasonably assured.

Results of Operations

Three and six months ended June 30, 2023 compared to three and six months ended June 30, 2022

The following table presents selected comparative results of operations from our unaudited financial statements for the three and six months ended June 30, 2023 compared to three and six months ended June 30, 2022. Our financial results for these periods are not necessarily indicative of the financial results that we will achieve in future periods. Certain totals for the table below may not sum to 100% due to rounding.

	Six Months Ended June 30,		Increase / (Decrease)
	2023	2022	Dollars	Percentage
Net revenues:
Stores	$2,603,654	$1,511,952	$1.091.702	72.2%
Wholesale and online	37,590	29,674	7,916	26.7%
Total net revenues	2,641,244	1,541,626	1,099,618	71.3%
Operating costs and expenses:
Product, food and drink costs—stores	882,302	563,906	318,396	56.5%
Cost of sales—wholesale and online	16,464	12,997	3,467	26.7%
General and administrative	3,893,849	2,468,447	1,425,402	57.7%
Loss from operations	(2,151,371)	(1,503,724)	(647,647)	43.1%
Other income	-	16,440	(16,440)	-100.0%
Interest expense	(106,435)	(14,976)	(91,459)	610.7%
Loss before income taxes	(2,257,806)	(1,502,260)	(755,546)	50.3%
Provision for income taxes	-	-	-	0.0%
Net loss	$(2,257,806)	$(1,502,260)	$(755,546)	50.3%

	Three Months Ended June 30,		Increase / (Decrease)
	2023	2022	Dollars	Percentage
Net revenues:
Stores	$1,494,603	$775,956	$718,647	92.6%
Wholesale and online	24,320	12,520	11,800	94.2%
Total net revenues	1,518,923	788,476	730,447	92.6%
Operating costs and expenses:
Product, food and drink costs—stores	518,483	278,952	239,531	85.9%
Cost of sales—wholesale and online	10,652	5,484	5,168	94.2%
General and administrative	2,189,198	1,432,432	756,766	52.8%
Loss from operations	(1,199,410)	(928,392)	(271,108)	29.2%
Other income	-	1,440	(1,440)	-100.0%
Interest expense	(94,232)	(10,196)	(84,036)	824.2%
Loss before income taxes	(1,293,642)	(937,148)	(356,494)	38.0%
Provision for income taxes	-	-	-	0.0%
Net loss	$(1,293,642)	$(937,148)	$(356,494)	-38.0%

Revenues

Revenues were approximately $2.6 million for the six-month period ended June 30, 2023, compared to $1.5 million for the comparable period in 2022, representing an increase of $1.1 million, or 71.3%. Revenues were approximately $1.5 million for the three-month period ended June 30, 2023, compared to $788,000 for the comparable period in 2022, representing an increase of $730,000, or 92.6%. The increase in sales for the periods was primarily driven by the opening of new stores, and to the continued focus on marketing efforts to grow brand recognition.

Product, food and drink costs

Product, food and drink costs were approximately $882,000 for the six-month period ended June 30, 2023 compared to $564,000 for the comparable period in 2022, representing an increase of approximately $318,000, or 56.5%, and were approximately $518,000 for the three-month period ended June 30, 2023 compared to $279,000 for the comparable period in the prior year, representing an increase of $240,000 or 85.9%. The increase in costs for the periods was partially driven by the opening of new locations and the overall increase in sales for the period.

As a percentage of revenues, product, food and drink costs decreased to 33.4% in the six-month period ended June 30, 2023 compared to 36.6% in the comparable period in 2022 and decreased to 34.1% in the three-month period ended June 30, 2023 compared to 35.4% in the comparable period in 2022. The decrease in costs as a percentage of sales was primarily driven by our cost reduction efforts. We monitor product costs to analyze whether they are considered to be representative of general economic conditions, such as inflation, or to be related to commodity specific changes.

General and administrative expenses

General and administrative expenses were approximately $3.9 million for the six-month period ended June 30, 2023 compared to $2.5 million for the comparable period in the prior year, representing an increase of approximately $1.4 million, or 57.7%, and were approximately $2.2 million for the three-month period ended June 30, 2023 compared to $1.4 million for the comparable period in 2022, representing an increase of approximately $757,000, or 52.8%.

This increase in general and administrative expenses was primarily due to the hiring of additional administrative employees, increases in professional services and corporate-level costs to support growth plans, the opening of new restaurants, as well as costs associated with outside administrative, legal and professional fees and other general corporate expenses associated with being a public company.

Liquidity and Capital Resources

We have a history of operating losses and negative cash flow in operating activities. We have incurred recurring net losses, including net losses from operations before income taxes of $2.2 million and $1.5 million for the six-month periods ended June 30, 2023 and 2022, respectively. We used $2.3 million and $1.2 million of cash for operating activities for the six-month periods ended June 30, 2023 and 2022, respectively.

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

To support our existing and planned business model, the Company needs to raise additional capital to fund our future operations. The Company has not experienced any difficulty in raising funds through loans, and has not experienced any liquidity problems in settling payables in the normal course of business and repaying loans when they fall due. Successful renewal of our loans, however, is subject to numerous risks and uncertainties. In addition, the increasingly competitive industry conditions under which we operate may negatively impact our results of operations and cash flows. Additional debt financing is anticipated to fund the Company’s operations in the near future. However, there are no current agreements or understandings with regard to the form, time or amount of such financing and there is no assurance that any of this financing can be obtained or that the Company can continue as a going concern.

	Six Months Ended June 30,
	2023	2022
Statement of Cash Flow Data:
Net cash used in operating activities	(2,283,101)	(1,199,979)
Net cash used in investing activities	(4,417,782)	(168,397)
Net cash provided by financing activities	4,019,340	613,149

Cash Flows used in Operating Activities

Net cash used in operating activities during the six-month period ended June 30, 2023 was approximately $2.3 million, which resulted from net loss of $2.3 million, non-cash charges of $250,000 for stock compensation, $27,000 for operating lease and $135,000 for depreciation and net cash outflows of $438,000 from changes in operating assets and liabilities. The net cash outflows from changes in operating assets and liabilities were primarily the result of increases in prepaid expense and other current assets, partially offset by increase in accounts payable and accrued liabilities.

Cash Flows used in Investing Activities

Net cash used in investing activities during the six-month periods ended June 30, 2023 and 2022 was $4.4 million and $168,000, respectively. Net cash used in investing activities for the second quarter of 2023 was primarily related to the purchase of a warehouse and roasting facility located in Brea, California at a purchase price of $3.8 million.

Cash Flows provided by Financing Activities

Net cash provided by financing activities during the six-month period ended June, 2023 and 2022 was $4.0 million and $613,000, respectively. Net cash flows provided by financing activities for the second quarter of 2023 was primarily proceeds from mortgage loan by $2.85 million and proceeds from line of credit by $974,000.

As of June 30, 2023, the Company had total assets of approximately $12.1 million. Our cash balance as of June 30, 2023 was approximately $337,000.

Credit Facilities

Loans with Square Capital

During the second quarter of 2023, the Company entered into three loan agreements with Square Capital in the aggregate principal amount of $294,800 with loan costs of $40,811. These loans have a maturity of 18 months. As of June 30, 2023, there was a balance outstanding of $269,762.

Economic Injury Disaster Loan

On May 16, 2020, the Company executed the EIDL Loan from the SBA under its EIDL assistance program in light of the impact of the COVID-19 pandemic on the Company’s business. As of June 30, 2023, the loan payable, EIDL Loan noted above is not in default.

Pursuant to the SBA Loan Agreement, the Company borrowed an aggregate principal amount of the EIDL Loan of $500,000, with proceeds to be used for working capital purposes. Interest accrues at the rate of 3.75% per annum and will accrue only on funds actually advanced from the date of each advance. Installment payments, including principal and interest, are due monthly beginning May 16, 2021 (twelve months from the date of the SBA Loan Agreement) in the amount of $731. The balance of principal and interest is payable thirty years from the date of the SBA Loan. In connection therewith, the Company also received a $10,000 grant, which does not have to be repaid. During the year ended December 31, 2020, $10,000 was recorded in the Economy Injury Disaster Loan (EIDL) grant income in the Statements of Operations. The schedule of payments on this loan was later deferred to commence 24 months from the date of loan and the Company had paid the payments since May 2022.

In connection therewith, the Company executed (i) a loan for the benefit of the SBA, which contains customary events of default and (ii) a Security Agreement, granting the SBA a security interest in all tangible and intangible personal property of the Company, which also contains customary events of default (the “SBA Security Agreement”).

Paycheck Protection Program Loan

In May 2020, the Company secured a loan under the PPP administered by the SBA in the amount of $115,000. In February 2021, the Company secured a second loan under this program in the amount of approximately $167,000. The interest rate of the loan is 1.00% per annum and accrues on the unpaid principal balance computed on the basis of the actual number of days elapsed in a year of 360 days. Commencing seven months after the effective date of each PPP Loan, the Company is required to pay the Lender equal monthly payments of principal and interest as required to fully amortize any unforgiven principal balance of the loan by the two-year anniversary of the effective date of the loan. The PPP Loan contains customary events of default relating to, among other things, payment defaults, making materially false or misleading representations to the SBA or the Lender, or breaching the terms of the PPP Loan. The occurrence of an event of default may result in the repayment of all amounts outstanding under the PPP Loan, collection of all amounts owed from the Company, or filing suit and obtaining judgment against the Company. Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of the loan granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payment of payroll costs and any payments of mortgage interest, rent, and utilities. Recent modifications to the PPP by the U.S. Treasury and Congress have extended the time period for loan forgiveness beyond the original eight-week period, making it possible for the Company to apply for forgiveness of its PPP loan. The Company was granted forgiveness for the initial PPP Loan prior to December 31, 2021 and expects to be granted forgiveness on the remainder subsequently.

Line of Credit Facilities

During the second quarter of 2023, the Company entered into a line of credit agreement with a financial institution that provides a maximum borrowing limit of $2,000,000 with interest at 5% per annum. This line of credit facility matures on December 31, 2023. Total borrowing balance under this facility as of June 30, 2023 was approximately $499,000.

On June 1, 2023, the Company entered into a debt agreement (the “Loan Note”) with DRE, Inc, a Illinois corporation (“DRE”). The Loan Note was guaranteed by Jay Kim, Chief Executive Officer of the Company and member of its Board of Directors.

The terms of the Loan Note require DRE, Inc. to provide the Company with a $1.0 million credit facility bearing a variable interest rate and a maturity date of May 31, 2025. The Company is responsible for making interest-only payments starting on July 15, 2023 and will continue to make such interest payments until the maturity date. The Loan Note further specifies that the interest rate payable to DRE is equal to one percentage point in excess of that rate shown in the Wall Street Journal as the prime rate. The interest rate on the Loan Note will therefore change with each change in the prime rate so published. If at any time the Wall Street Journal prime rate is no longer published, then DRE will establish a similar replacement rate in its sole discretion. The terms of the Loan Note also specify that the interest rate will never be less than 8% per year. The Company will be in default should they fail to repay any amount due within 30 days after demand by DRE, however, the Company may pay off the Loan Note at any time and without penalty. The Loan Note does not permit the Company the right to offset, deduct or counterclaim from the amount due, but it does include a usury savings clause whereby interest payments may not exceed the amount proscribed by usury laws and that any payments made exceeding the interest limit will be applied to lowering the principal.

Total borrowing balance under this credit facility as of June 30, 2023 was approximately $475,000.

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

We are taxed at the prevailing corporate tax rates for U.S. federal, state and local income taxes. Accordingly, a provision is recorded for the anticipated tax consequences of our reported results of operations for U.S. federal, state and foreign income taxes.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by 17 C.F.R. 229 (10)(f)(1)(i) and are not required to provide information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2023. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2023, our disclosure controls and procedures were ineffective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified by Securities and Exchange Commission (“SEC”) rules and forms and (b) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding any required disclosure.

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

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our financial statements may not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analyses and procedures in order to conclude that our financial statements for the quarter ended June 30, 2023, included in this Quarterly Report on Form 10-Q were fairly stated in accordance with GAAP. Accordingly, management believes that despite our material weaknesses, our financial statements for the quarter ended June 30, 2023, are fairly stated, in all material respects, in accordance with GAAP.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

In the future, the Company may be subject to various legal proceedings from time to time as part of its business. We are currently not involved in litigation that we believe will have a materially adverse effect on our financial condition or results of operations. As of June 30, 2023, there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self- regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries threatened against or affecting our company, our common stock, any of our subsidiaries or of our company’s or our company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision is expected to have a material adverse effect.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On September 12th, 2022, the Company entered into an investor relations consulting agreement with MZHCI, LLC.

On July 13, 2023, the Board accepted Director Dennis Egidi’s formal resignation from its audit and compensation committees, effective immediately. Mr. Egidi resigned due to no longer meeting the SEC and Nasdaq independent director requirements. On July 13, 2023, the Board appointed Andy Nasim as a director of the Company, effective immediately, to fill the vacancy created by Hannah Goh’s resignation, with a term expiring at our annual meeting of stockholders in 2023 or until his successor is duly elected and qualified or until his earlier death, resignation, retirement, disqualification, removal from office or other cause. Mr. Nasim will serve as a member of the audit committee of the Board and as chair of its compensation committee. The Board’s audit committee membership now consists of Farooq Arjomand (Chair), Andy Nasim and Jay Kim. The Board’s compensation committee membership now consists of Andy Nasim (Chair), Farooq Arjomand and Jay Kim. The Company has no standing nominating committee.

There is no arrangement or understanding between Mr. Nasim and any other person pursuant to which he was selected as a director. Mr. Nasim does not have any direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K.

Item 6. Exhibits.

The following exhibits are included herein or incorporated herein by reference:

3.1	Certificate of Incorporation (Delaware), dated July 27, 2022 (incorporated by reference to Exhibit 3.1 to Amendment No. 5 to our Registration Statement on Form S-1 filed on August 2, 2022)
3.2	Bylaws of Registrant (Delaware) (incorporated by reference to Exhibit 3.2 to Amendment No. 5 to our Registration Statement on Form S-1 filed on August 2, 2022)
4.1	Specimen Common Stock Certificate (Delaware) (incorporated by reference to Exhibit 4.1 to Amendment No. 5 to our Registration Statement on Form S-1 filed on August 2, 2022)
4.2	Form of Representative’s Warrant (incorporated by reference to Exhibit 4.5 to Amendment No. 2 to our Registration Statement on Form S-1 filed on April 18, 2022)
10.1	The Loan Note and Guaranty
31.1*	Certification of Jay Kim pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Stephan Kim pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Jay Kim pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Stephan Kim pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Jay Kim	Chief Executive Officer	August 14, 2023
Jay Kim	(Principal Executive Officer)

/s/ Stephan Kim	Chief Financial Officer	August 14, 2023
Stephan Kim	(Principal Financial and Accounting Officer)