Form 10-Q
period 2023-09-30
Reborn Coffee, Inc.
filed 2023-11-14
CIK 1707910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The registrant has 13,262,723 shares of common stock outstanding as of September 30, 2023.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

These risks and uncertainties include, among other things, risks related to our expectations regarding the impact of the coronavirus pandemic (the “COVID-19 pandemic”), including the easing of related regulations and measures as the pandemic and its related effects begin to abate or have abated, on our business, results of operations, financial condition, and future profitability and growth; our expectations regarding the impact of the evolving COVID-19 pandemic on the businesses of our customers, partners and suppliers, and the economy, as well as the macro- and micro-effects of the pandemic and differing levels of demand for our products as our customers’ priorities, resources, financial conditions and economic outlook change; global macro-economic conditions, including the effects of inflation, rising interest rates and market volatility on the global economy; our ability to estimate the size of our total addressable market, and the development of the market for our products, which is new and evolving; our ability to effectively sustain and manage our growth and future expenses, achieve and maintain future profitability, attract new customers and maintain and expand our existing customer base; our ability to scale and update our platform to respond to customers’ needs and rapid technological change; the effects of increased competition in our market and our ability to compete effectively; our ability to expand use cases within existing customers and vertical solutions; our ability to expand our operations and increase adoption of our platform internationally; our ability to strengthen and foster our relationships with developers; our ability to expand our direct sales force, customer success team and strategic partnerships around the world; the impact of any data breaches, cyberattacks or other malicious activity on our technology systems; our ability to identify targets for and execute potential acquisitions; our ability to successfully integrate the operations of businesses we may acquire, and to realize the anticipated benefits of such acquisitions; our ability to maintain, protect and enhance our brand; the sufficiency of our cash, cash equivalents and capital resources to satisfy our liquidity needs; limitations on us due to obligations we have under our credit facility or other indebtedness; our failure or the failure of our software to comply with applicable industry standards, laws and regulations; our ability to maintain, protect and enhance our intellectual property; our ability to successfully defend litigation against us; our ability to attract large organizations as users; our ability to remain listed on the Nasdaq Capital Market; our ability to maintain our corporate culture; our ability to offer high-quality customer support; our ability to hire, retain and motivate qualified personnel, including executive level management; our ability to successfully manage and integrate executive management transitions; our ability to estimate the size and potential growth of our target market; uncertainties regarding the impact of general economic and market conditions, including as a result of regional and global conflicts or related government sanctions; our ability to successfully implement and maintain new and existing information technology systems, including our ERP system; and our ability to maintain proper and effective internal controls.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Unaudited Condensed Consolidated Balance Sheets

As of	September 30, 2023	December 31, 2022

ASSETS
Current assets:
Cash and cash equivalents	$363,951	$3,019,035
Accounts receivable, net of allowance for doubtful accounts of $0 and $0, respectively	13,813	780
Inventories, net	166,281	132,343
Prepaid expense and other current assets	1,272,155	477,850
Total current assets	1,816,200	3,630,008
Property and equipment, net	2,129,577	1,581,805
Operating lease right-of-use asset	4,449,188	3,010,564
Other assets	45,977	235,164

Total assets	$8,440,942	$8,457,541

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$298,279	$87,809
Accrued expenses and current liabilities	176,202	233,053
Line of credit	1,009,027	-
Loans payable to financial institutions, current portion	140,220	44,664
Loan payable, emergency injury disaster loan (EIDL), current portion	30,060	30,060
Loan payable, payroll protection program (PPP), current portion	40,447	45,678
Operating lease liabilities, current portion	871,226	624,892
Total current liabilities	2,565,461	1,066,156
Loans payable to financial institutions, net of current portion	19,112	6,234
Loan payable, emergency injury disaster loan (EIDL), net of current portion	469,940	469,940
Loan payable, payroll protection program (PPP), net of current portion	68,601	98,697
Operating lease liabilities, net of current portion	3,753,007	2,529,985
Total liabilities	6,876,121	4,171,012

Commitments and Contingencies

Stockholders’ equity
Common Stock, $0.0001 par value, 40,000,000 shares authorized; 13,262,723 and 13,162,723 shares issued and outstanding at September 30, 2023 and December 31, 2022	1,326	1,316
Preferred Stock, $0.0001 par value, 1,000,000 shares authorized; no shares issued and outstanding at September 30, 2023 and December 31, 2022	-	-
Additional paid-in capital	16,602,004	16,317,014
Accumulated deficit	(15,038,509)	(12,031,801)
Total stockholders’ equity	1,564,821	4,286,529

Total liabilities and stockholders’ equity	$8,440,942	$8,457,541

See accompanying notes to unaudited condensed consolidated financial statements.

Unaudited Condensed Consolidated Statements of Operations

	Nine Months Ended September 30,		Three Months Ended September 30,
	2023	2022	2023	2022

Net revenues:
Stores	$4,091,512	$2,339,284	$1,487,858	$827,332
Wholesale and online	63,991	40,587	26,401	10,913
Total net revenues	4,155,503	2,379,871	1,514,259	838,245

Operating costs and expenses:
Product, food and drink costs—stores	1,324,465	806,453	442,163	242,547
Cost of sales—wholesale and online	28,028	17,777	11,564	4,780
General and administrative	5,687,095	3,954,997	1,793,246	1,486,550
Total operating costs and expenses	7,039,588	4,779,227	2,246,973	1,733,877

Loss from operations	(2,884,085)	(2,399,356)	(732,714)	(895,632)

Other income (expense):
Other income	-	16,440	-	-
Interest expense	(124,967)	(39,404)	(18,532)	(24,428)
Gain (loss) on asset disposition, net	10,172	-	10,172	-
Total other income (expense), net	(114,795)	(22,964)	(8,360)	(24,428)

Loss before income taxes	(2,998,880)	(2,422,320)	(741,074)	(920,060)

Provision for income taxes	7,828	-	7,828	-

Net loss	$(3,006,708)	$(2,422,320)	$(748,902)	$(920,060)

Loss per share:
Basic and diluted	$(0.23)	(0.20)	(0.06)	(0.08)

Weighted average number of common shares outstanding:
Basic and diluted	13,225,858	11,844,900	13,241,171	11,679,523

See accompanying notes to unaudited condensed consolidated financial statements.

Unaudited Condensed Consolidated Stockholders’ Equity (Deficit)

	Common Stock		Preferred Stock		Additional Paid-in	Subscription of Common	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Deficit
Balance as of December 31, 2021	11,634,523	$1,163	-	$-	$9,674,036	$-	$(8,476,904)	$1,198,295

Net loss	-	-	-	-	-	-	(565,112)	(565,112)
Balance as of March 31, 2022	11,634,523	$1,163	-	$-	$9,674,036	$-	$(9,042,016)	$633,183

Stock compensation	45,000	5	-	-	224,995	-	-	225,000
Net loss	-	-	-	-	-	-	(937,148)	(937,148)
Balance as of June 30, 2022	11,679,523	$1,168	-	$-	$9,899,031	$-	$(9,979,164)	$(78,965)
Issuance of common stock	1,440,000	144	-	-	7,199,856	-	-	7,200,000
Offering costs associates with issuance of common stock	-	-	-	-	(997,870)	-	-	(997,870)
Net loss	-	-	-	-	-	-	(920,060)	(920,060)
Balance as of September 30, 2022	13,119,523	1,312	-	$-	$16,101,017	$-	$(10,899,224)	5,203,105

	Common Stock		Preferred Stock		Additional Paid-in	Subscription of Common	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	(Deficit)
Balance as of December 31, 2022	13,162,723	$1,316	-	$-	$16,317,014	$	$(12,031,801)	$4,286,529

Net loss	-	-	-	-	-	-	(964,164)	(964,164)
Balance as of March 31, 2023	13,162,723	$1,316	-	$-	$16,317,014	$-	$(12,995,965)	$3,322,365
Stock Compensation	50,000	5	-	-	249,995	-	-	250,000
Net loss	-	-	-	-	-	-	(1,293,642)	(1,293,642)
Balance as of June 30, 2023	13,212,723	$1,321	-	$-	$16,567,009	$-	$(14,289,607)	$2,278,723
Stock Compensation	50,000	5	-	-	34,995	-	-	35,000
Net loss	-	-	-	-	-	-	(748,902)	(748,902)
Balance as of September 30, 2023	13,262,723	1,326	-	-	16,602,004	-	(15,038,509)	1,564,821

See accompanying notes to unaudited condensed consolidated financial statements.

Unaudited Consolidated Statements of Cash Flows

For the Nine Months Ended September 30,	2023	2022

Cash flows from operating activities:
Net loss	$(3,006,708)	$(2,422,320)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation	285,000	225,000
Operating lease	30,732	27,643
Depreciation	198,654	146,505
Changes in operating assets and liabilities:
Accounts receivable	(13,033)	(350)
Inventories	(33,938)	(14,104)
Prepaid expense and other current assets	(605,118)	(64,354)
Accounts payable	210,470	(24,771)
Accrued expenses and current liabilities	(56,851)	130,051
Net cash used in operating activities	(2,990,792)	(1,996,700)

Cash flows from investing activities:
Purchases of property and equipment	(746,426)	(333,189)
Net cash used in investing activities	(746,426)	(333,189)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	7,200,000
Payment of IPO stock issuance	-	(997,870)
Proceeds from line of credit	1,009,027	685,961
Repayment of line of credit	-	(685,961)
Repayment of loan payable, PPP	(35,327)	-
Proceeds from loan payable, mortgage	2,850,000	-
Repayment of loan payable, mortgage	(2,850,000)
Proceeds from loan payable to financial institutions	286,032	238,982
Repayment loan payable to financial institutions	(177,598)	(271,703)
Repayment of equipment loan payable	-	(14,474)
Net cash provided by financing activities	1,082,134	6,154,935

Net (decrease) increase in cash	(2,655,084)	3,825,046

Cash at beginning of period	3,019,035	905,051

Cash at end of period	$363,951	$4,730,097

Supplemental disclosures of non-cash financing activities:
Issuance of common shares for compensation	$285,000	$-

Supplemental disclosure of cash flow information:
Cash paid during the years for:
Lease liabilities	$900,978	$669,265
Interest	$124,967	$8,578

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

●

Reborn Coffee Franchise, LLC (the “Reborn Coffee Franchise”), a California limited liability corporation formed in December 2020, is a franchisor providing premier roaster specialty coffee to franchisees or customers. Reborn Coffee Franchise continues to develop the Reborn Coffee system for the establishment and operation of Reborn Coffee stores using one or more Reborn Coffee marks. Reborn Coffee Franchise does not have any franchisees as of September 30, 2023.

●	Reborn Realty, LLC (the “Reborn Realty”), a California limited liability corporation formed in March 2023, is an entity formed solely for the real estate transaction purpose.

Reborn Coffee, Inc., Reborn Global Holdings, Inc., Reborn Coffee Franchise, LLC and Reborn Realty, LLC will be collectively referred as the “Company”.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reporting

The unaudited condensed consolidated financial statements include Reborn Coffee, Inc. and its wholly owned subsidiaries as of September 30, 2023 and December 31, 2022 and for the three and nine month periods ended September 30, 2023 and 2022.

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

Franchise revenues consist of royalty fees and other franchise fees. Royalty fees are based on a percentage of a franchisee’s weekly gross sales revenue at 5%. The Company recognizes the fee as the underlying sales occur. The Company recorded revenue from royalties of $0 for the periods ended September 30, 2023 and 2022. Other fees are earned as incurred and the Company did not have any other fee revenue for the periods ended September 30, 2023 and 2022.

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

Advertising Expense

Advertising costs are expensed as incurred. Advertising expenses amounted to $60,581 and $27,110 for the nine-month periods ended September 30, 2023 and 2022, respectively, and are recorded under general and administrative expenses in the accompanying condensed consolidated statements of operations.

Pre-opening Costs

Pre-opening costs for new stores, consist primarily of store and leasehold improvements, and are capitalized and depreciated over the shorter of the useful life of the improvement or the lease term, including renewal periods that are reasonably assured.

Accounts Receivable

Accounts receivables are stated net of allowance for doubtful accounts. The allowance for doubtful accounts is determined primarily on the basis of past collection experience and general economic conditions. The Company determines terms and conditions for its customers based on volume transacted by the customer, customer creditworthiness and past transaction history. At September 30, 2023 and December 31, 2022, allowance for doubtful accounts were zero, respectively. The Company does not have any off-balance sheet exposure related to its customers.

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

The Company did not have any dilutive, or potentially dilutive, shares outstanding for the three and nine month periods ended September 30, 2023 and 2022.

Segment Reporting

FASB ASC Topic 280, Segment Reporting, requires public companies to report financial and descriptive information about their reportable operating segments. The Company’s management identifies operating segments based on how the Company’s management internally evaluate separate financial information, business activities and management responsibility. At the current time, the Company has only one reportable segment, consisting of both the wholesale and retail sales of coffee, water, and other beverages. The Company’s franchisor subsidiary was not material as of and for the three and nine month periods ended September 30, 2023 and 2022.

Long-lived Assets

In accordance with FASB ASC Topic 360, Property, Plant, and Equipment, the Company reviews for impairment of long-lived assets and certain identifiable intangibles whenever events or circumstances indicate that the carrying amount of assets may not be recoverable. The Company considers the carrying value of assets may not be recoverable based upon our review of the following events or changes in circumstances: the asset’s ability to continue to generate income from operations and positive cash flow in future periods; loss of legal ownership or title to the assets; significant changes in our strategic business objectives and utilization of the asset; or significant negative industry or economic trends. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset are less than its carrying amount. As of September 30, 2023 and December 31, 2022, the Company was not aware of any events or changes in circumstances that would indicate that the long-lived assets are impaired.

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

As of September 30, 2023 and December 31, 2022, the Company believes that the carrying value of accounts receivable, accounts payable, accrued expenses, and other current assets and liabilities approximate fair value due to the short maturity of theses financial instruments. The financial statements do not include any financial instruments at fair value on a recurring or non-recurring basis.

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consisted of taxes currently due and deferred taxes. Deferred taxes are recognized for the differences between the basis of assets and liabilities for financial statement and income tax purposes.

The Company follows FASB ASC Topic 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates, applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. ASC 740-10-25 provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax position. The Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company did not recognize additional liabilities for uncertain tax positions pursuant to ASC 740-10-25 for the three and nine month periods ended September 30, 2023 and 2022.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are accounts receivable arising from its normal business activities. The Company performs ongoing credit evaluations to its customers and establishes allowances when appropriate.

Company purchases from various vendors for its operations. For the three and nine month periods ended September 30, 2023 and 2022, no purchases from any vendors accounted for a significant amount of the Company’s bean coffee purchases.

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

Other recently issued accounting updates are not expected to have a material impact on the Company’s consolidated financial statements.

3. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30, 2023	December 31, 2022

Furniture and equipment	$1,326,718	$1,203,737
Leasehold improvement	617,086	639,602
Store	688,651	300,000
Store construction	417,700	251,745
Vehicle	103,645	57,859
Computer equipment	22,543	-

Total property and equipment	3,176,343	2,452,943
Less accumulated depreciation	(1,046,766)	(871,138)

Total property and equipment, net	$2,129,577	$1,581,805

Depreciation expense on property and equipment amounted to approximately $198,654 and $146,505 for the nine-month periods ended and $63,256 and $48,583 for the three-month periods ended September 30, 2023 and 2022, respectively.

4. LINE OF CREDIT FACILITIES

During the second quarter of 2023, the Company entered into a line of credit agreement with a financial institution that provides a maximum borrowing limit of $2,000,000 with interest at 5% per annum. This line of credit facility matures on December 31, 2023. Total borrowing balance under this facility as of September 30, 2023 was approximately $349,027.

On June 1, 2023, the Company entered into a debt agreement (the “Loan Note”) with DRE, Inc, a Illinois corporation (“DRE”). The Loan Note was guaranteed by Jay Kim, Chief Executive Officer of the Company and member of its Board of Directors.

The terms of the Loan Note require DRE, Inc. to provide the Company with a $1.0 million credit facility bearing a variable interest rate and a maturity date of May 31, 2025. The Company is responsible for making interest-only payments starting on July 15, 2023 and will continue to make such interest payments until the maturity date. The Loan Note further specifies that the interest rate payable to DRE is equal to one percentage point in excess of that rate shown in the Wall Street Journal as the prime rate. The interest rate on the Loan Note will therefore change with each change in the prime rate so published. If at any time the Wall Street Journal prime rate is no longer published, then DRE will establish a similar replacement rate in its sole discretion. The terms of the Loan Note also specify that the interest rate will never be less than 8% per year. The Company will be in default should they fail to repay any amount due within 30 days after demand by DRE, however, the Company may pay off the Loan Note at any time and without penalty. The Loan Note does not permit the Company the right to offset, deduct or counterclaim from the amount due, but it does include a usury savings clause whereby interest payments may not exceed the amount proscribed by usury laws and that that any payments made exceeding the interest limit will be applied to lowering the principal.

Total borrowing balance under this credit facility as of September 30, 2023 was approximately $660,000.

5. LOANS PAYABLE TO FINANCIAL INSTITUTIONS

Loans payable to financial institutions consist of the following:

	September 30, 2023	December 31, 2022

August 2022 - Loan agreement with principal amount of $100,000 and repayment rate of 20.5% for a total of $124,430. The loan was paid off in full as of September 30, 2023	-	50,898
May 2023 – Loan agreement with principal amount of $86,400 and repayment rate of 20% for a total of $98,712. The loan payable matures on November 19, 2024	50,393	-
May 2023 – Loan agreement with principal amount of $86,900 and repayment rate of 20% for a total of $98,936. The loan payable matures on November 19, 2024	53,584	-
April 2023 – Loan agreement with principal amount of $121,500 and repayment rate of 20% for a total of $137,963. The loan payable matures on October 6, 2024	55,355	-
Less: current portion	(140,220)	(44,664)

Total loan payable, net of current	$19,112	$6,234

6. LOAN PAYABLES, EMERGENCY INJURY DISASTER LOAN (EIDL)

	September 30, 2023	December 31, 2022

May 16, 2020 ($150,000) - Loan agreement with principal amount of $150,000 with an interest rate of 3.75% and maturity date on May 16, 2050	$150,000	$150,000
June 28, 2021 ($350,000) – Loan agreement with principal amount of $350,000 with an interest rate of 3.75% and maturity date on May 18, 2050	350,000	350,000

Total long-term loan payable, emergency injury disaster loan (EIDL)	500,000	500,000
Less - current portion	(30,060)	(30,060)

Total loan payable, emergency injury disaster loan (EIDL), less current portion	$469,940	$469,940

The following table provides future minimum payments:

For the years ended December 31,	Amount
2023 (remaining six months)	7,515
2024	30,060
2025	30,060
2026	30,060
2027	30,060
Thereafter	372,245
Total	$500,000

May 16, 2020 – $150,000

On May 16, 2020, the Company executed the standard loan documents required for securing a loan (the “EIDL Loan”) from the U.S. Small Business Administration (the “SBA”) under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the TNB’s business. As of September 30, 2023, the loan payable, EIDL noted above is not in default.

June 28, 2021 – $350,000

On June 28, 2021, the Company executed the EIDL Loan from the SBA under its EIDL assistance program in light of the impact of the COVID-19 pandemic on the TNB’s business. As of September 30, 2023, the loan payable, EIDL Loan noted above is not in default.

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

7. LOAN PAYABLE, PAYROLL PROTECTION LOAN PROGRAM (PPP)

	September 30, 2023	December 31, 2022

Loan payable, payroll protection program (PPP)	$109,048	$144,375
Less - current portion	(40,447)	(45,678)

Total loan payable, payroll protection program (PPP), less current portion	$68,601	$98,697

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

8. SALE OF BUILDING

In July 2023, the Company entered into a commercial sale-leaseback agreement with DRE for the sale of a warehouse and roasting facility located in Brea, California and for the lease-back of the same premises under a triple net lease contract. The selling price was $3,800,000 and the Company paid off the outstanding mortgage loan of $2,850,000.

9. INCOME TAX

Total income tax (benefit) expense consists of the following:

For the Nine-Month Periods Ended September 30,	2023	2022

Current provision (benefit):
Federal	$-	$-
State	7,828	-
Total current provision (benefit)	7,828	-

Deferred provision (benefit):
Federal	-	-
State	-	-
Total deferred provision (benefit)	-	-

Total tax provision (benefit)	$7,828	$-

A reconciliation of the Company’s effective tax rate to the statutory federal rate for the nine months ended September 30, 2023 and 2022 is as follows:

Description	September 30, 2023	September 30, 2022

Statutory federal rate	21.00%	21.00%
State income taxes net of federal income tax benefit and others	6.98%	6.98%
Permanent differences for tax purposes and others	0.00%	0.00%
Change in valuation allowance	-27.98%	-27.98%
Effective tax rate	0%	0%

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

Deferred income taxes reflect the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred tax assets and liabilities are as follows:

Deferred tax assets	September 30, 2023	December 31, 2022

Deferred tax assets:
Net operating loss	$3,356,308	$2,515,031
Other temporary differences	-	-

Total deferred tax assets	3,356,308	2,515,031
Less - valuation allowance	(3,356,308)	(2,515,031)

Total deferred tax assets, net of valuation allowance	$-	$-

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

The Company files income tax returns in the U.S. federal jurisdiction and California and is subject to income tax examinations by federal tax authorities for tax year ended 2018 and later and subject to California authorities for tax year ended 2017 and later. The Company currently is not under examination by any tax authority. The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of September 30, 2023 and December 31, 2022, the Company has no accrued interest or penalties related to uncertain tax positions.

As of September 30, 2023, the Company had cumulative net operating loss carryforwards for federal tax purposes of approximately $3,356,000. In addition, the Company had state tax net operating loss carryforwards of approximately $3,356,000. The carryforwards may be applied against future taxable income and expires at various dates subject to certain limitations.

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

In accordance with ASC 842, the components of lease expense were as follows:

For the nine-month period ended September 30,	2023	2022
Operating lease expense	$914,645	$668,261
Total lease expense	$914,645	$668,261

In accordance with ASC 842, other information related to leases was as follows:

For the nine-month period ended September 30,	2023	2022
Operating cash flows from operating leases	$900,978	$669,265
Cash paid for amounts included in the measurement of lease liabilities	$900,978	$669,265

Weighted-average remaining lease term—operating leases		6.0 Years
Weighted-average discount rate—operating leases		10.6%

In accordance with ASC 842, maturities of operating lease liabilities as of September 30, 2023 were as follows:

Operating
For the years ended December 31,	Lease
2023 (remaining three months)	$339,247
2024	1,277,176
2025	1,143,371
2026	1,082,859
2027	734,407
Thereafter	1,964,365
Total undiscounted cash flows	$6,541,423

Reconciliation of lease liabilities:
Weighted-average remaining lease terms	6.0 Years
Weighted-average discount rate	10.60%
Present values	$4,624,233

Lease liabilities—current	871,226
Lease liabilities—long-term	3,753,007
Lease liabilities—total	$4,624,233

Difference between undiscounted and discounted cash flows	$1,917,190

Contingencies

The Company is subject to various legal proceedings from time to time as part of its business. As of September 30, 2023, the Company was not currently party to any legal proceedings or threatened legal proceedings, the adverse outcome of which, individually or in the aggregate, it believes would have a material adverse effect on its business, financial condition, and results of operations.

11. SHAREHOLDERS’ EQUITY

Common Stock

The Company has authorization to issue and have outstanding at any one time 40,000,000 shares of common stock with a par value of $0.0001 per share. The shareholders of common stock shall be entitled to one vote per share and dividends declared by the Company’s Board of Directors.

Preferred Stock

The Company has authorization to issue and have outstanding at any one time 1,000,000 shares of preferred stock with a par value of $0.0001 per share, in one or more classes or series within a class as may be determined by our board of directors, who establish, from time to time, the number of shares to be included in each class or series, fix the designation, powers, preferences and rights of the shares of each such class or series and any qualifications, limitations or restrictions thereof. Any preferred stock so issued is senior to other existing classes of common stock with respect to the payment of dividends or amounts upon liquidation or dissolution. As of September 30, 2023 and December 31, 2022, no shares of our preferred stock had been designated any rights and we had no shares of preferred stock issued and outstanding.

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

Dividend policy

Dividends are paid at the discretion of the Board of Directors. There were no dividends declared for the nine-month periods ended September 30, 2023 and 2022.

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

The following table sets forth the computation of basic and diluted net income per common share:

	Nine-Month Period
	Ended September 30,
	2023	2022
Net Loss	$(3,006,708)	$(2,422,320)
Weighted Average Shares of Common Stock Outstanding
Basic	13,225,858	11,844,900
Diluted	13,225,858	11,844,900

Earnings Per Share – Basic
Net Loss Per Share	(0.23)	(0.20)

Earnings Per Share – Diluted
Net Loss Per Share	(0.23)	(0.20)

	Three-Month Period
	Ended September 30,
	2023	2022
Net Loss	$(748,902)	$(920,060)
Weighted Average Shares of Common Stock Outstanding
Basic	13,241,171	11,679,523
Diluted	13,241,171	11,679,523

Earnings Per Share – Basic
Net Loss Per Share	(0.06)	(0.08)

Earnings Per Share – Diluted
Net Loss Per Share	(0.06)	(0.08)

13. SUBSEQUENT EVENTS

On October 26, 2023, Nasdaq sent a notification letter (the “Delisting Letter”) notifying the Company that it has scheduled the Company’s securities for delisting from The Nasdaq Capital Market. The Company’s securities will be suspended at the opening of business on November 6, 2023, and a Form 25-NSE will be filed with the SEC, which will remove the Company’s securities from listing and registration on The Nasdaq Stock Market. Nasdaq’s Delisting Letter cited the Company’s continued non-compliance with its minimum bid price and stockholders’ equity rules as the reason for delisting the Company’s stock. However, the Delisting Letter clarified that pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 series, the Company may appeal Nasdaq’s determination to a Hearings Panel (the “Panel”). A hearing request will stay the suspension of the Company’s securities and the filing of the Form 25-NSE pending the Panel’s decision. Upon paying the non-refundable $20,000 fee, the Company will have an opportunity to present a plan to regain compliance to the Panel.

To that end, the Company has paid the $20,000 fee and has formally requested an oral hearing with Nasdaq. The hearing is scheduled for January 18, 2024. At the hearing the Company intends to present a compliance plan designed to bring its bid price and stockholders’ equity in compliance with the minimum amounts mandated by Nasdaq. However, there can be no assurance that Nasdaq will approve of its compliance plan, or otherwise reverse its determination that the Company’s securities ought to be delisted.

Board Appointments

On October 12, 2023, the Board increased its size from five members to six members. It also appointed Ms. Jennifer Tan to serve as the sixth member of the Board on the same day. Ms. Tan will serve on the Board until the Company’s next annual stockholder meeting or until her successor has been duly appointed and qualified or until her earlier death, resignation, retirement, disqualification, removal from office or other cause. She will not serve on any of the committees of the Board. Ms. Tan brings over 30 years’ experience to the Board and has served as an executive leader for several countries within and outside the United States. Ms. Tan will not be compensated for her service on the Board.

There are no family relationships between Ms. Tan and any director or executive officer of the Company and she was not selected by the Board to serve as a director pursuant to any arrangement or understanding with any person. Ms. Tan has not engaged in any transaction that would be reportable as a related party transaction under Item 404(a) of Regulation S-K.

Form S-3 Shelf Registration

On October 18, 2023, the Company registered with the SEC a Form S-3 Shelf Registration Statement (the “Form S-3”) from which it intends to offer and sell, from time to time, an aggregate amount of $20,000,000 of any combination of common stock, preferred stock, debt securities, rights, warrants or units in one or more offerings. The Form S-3 was declared effective by the SEC on October 26, 2023 at 4:00 P.M. EST.

Reverse Stock Split Proposal

On November 6, 2023, Reborn Coffee, Inc. (the “Company”) held a special meeting of stockholders (the “Special Meeting”). The stockholders of the Company voted on the following proposal at the Special Meeting, which is more fully described in the Company’s definitive proxy statement filed with the Securities and Exchange Commission on October 23, 2023: To approve an amendment to the Company’s Certificate of Incorporation to effect a reverse stock split of our common stock, par value $0.0001 per share, at a ratio of up to one-for-twenty, such ratio to be determined in the discretion of the Company’s Board of Directors (the “Reverse Stock Split Proposal”). The stockholders approved of the Reverse Stock Split Proposal with a vote of 7,556,062 in favor, 92,310 against and 7,608 in abstention.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ending December 31, 2022. As discussed in the section titled “Cautionary Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ending December 31, 2022.

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

Reborn Coffee continues to elevate the high-end coffee experience and we received first place in the “America’s Best Cold Brew” competition by Coffee Fest in 2017 in Portland and 2018 in Los Angeles.

The Experience, Reborn

We believe that we are the leading pioneers of the emerging “Fourth Wave” movement and that our business is redefining specialty coffee as an experience that demands much more than premium quality. We consider ourselves leaders of the “Fourth Wave” coffee movement because we are constantly developing our bean processing methods, researching design concepts, and reinventing new ways of drinking coffee. For instance, the current transition from the K-Cup trend to the pour over drip concept allowed us to reinvent the way people consume coffee, by merging convenience and quality. We took the pour over drip concept and made it available and affordable to the public through our Reborn Coffee Pour Over packs. Our Pour Over Packs allow our consumers to consume our specialty coffee outdoors and on-the-go.

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

Centered around its core values of service, trust, and well-being, Reborn Coffee delivers an appreciation of coffee as both a science and an art. Developing innovative processes such as washing green coffee beans with magnetized water, we challenge traditional preparation methods by focusing on the relationship between water chemistry, health, and flavor profile. Leading research studies, testing brewing equipment, and refining roasting/brewing methods to achieve a specific flavor profile, Reborn Coffee proactively distinguishes exceptional quality from good quality by starting at the foundation and paying attention to the details. Our mission places an equal emphasis on humanizing the coffee experience, delivering a fresh take on “farm-to-table” by sourcing internationally. In this way, Reborn Coffee creates opportunities to develop transparency by paying homage to origin stories and sparking new conversations by building cross-cultural communities united by a passion for the finest coffee.

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

Franchise revenues consist of royalty fees and other franchise fees. Royalty fees are based on a percentage of a franchisee’s weekly gross sales revenue at 5%. The Company recognizes the fee as the underlying sales occur. The Company recorded revenue from royalty of $0 for the nine-month periods ended September 30, 2023 and 2022. Other fees are earned as incurred and the Company did not have any other fee revenue for the nine-months periods ended September 30, 2023 and 2022.

Cost of Sales

Cost of sales includes costs associated with generating revenue within our company-owned retail locations, and franchising operations (of which, as of September 30, 2023, we had none).

Shipping and Handling Costs

The Company incurred freight out cost and is included in the Company’s cost of sale.

General and Administrative Expense

General and administrative expense includes store-related expense as well as the Company’s corporate headquarters’ expenses.

Advertising Expense

Advertising expenses are expensed as incurred. Advertising expenses amounted to $60,581 and $27,110 for the nine-month periods ended September 30, 2023 and 2022, respectively, and are recorded under general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

Pre-opening Costs

Pre-opening costs for new stores, which are not material, consist primarily of payroll and recruiting expense, training, marketing, rent, travel, and supplies, and are expensed as incurred depreciated over the shorter of the useful life of the improvement or the lease term, including renewal periods that are reasonably assured.

Results of Operations

Three and nine months ended September 30, 2023 compared to three and nine months ended September 30, 2022

The following table presents selected comparative results of operations from our unaudited financial statements for the three and nine months ended September 30, 2023 compared to three and nine months ended September 30, 2022. Our financial results for these periods are not necessarily indicative of the financial results that we will achieve in future periods. Certain totals for the table below may not sum to 100% due to rounding.

	Nine Months Ended September 30,		Increase / (Decrease)
	2023	2022	Dollars	Percentage
Net revenues:
Stores	$4,091,512	$2,339,284	$1,752,228	74.9%
Wholesale and online	63,991	40,587	23,404	57.7%
Total net revenues	4,155,503	2,379,871	1,775,632	74.6%
Operating costs and expenses:
Product, food and drink costs—stores	1,324,465	806,453	518,012	64.2%
Cost of sales—wholesale and online	28,028	17,777	10,251	57.7%
General and administrative	5,687,095	3,954,997	1,732,098	43.8%
Loss from operations	(2,884,085)	(2,399,356)	(484,729)	20.2%
Other income	-	16,440	(16,440)	-100.0%
Interest expense	(124,967)	(39,404)	(85,563)	217.1%
Gain (loss) on asset disposition, net	10,172	-	10,172	100.00%
Loss before income taxes	(2,998,880)	(2,422,320)	(576,560)	23.8%
Provision for income taxes	7,828	-	7,828	100.0%
Net loss	$(3,006,708)	$(2,422,320)	$(584,388)	24.1%

	Three Months Ended September 30,		Increase / (Decrease)
	2023	2022	Dollars	Percentage
Net revenues:
Stores	$1,487,858	$827,332	$660,526	79.8%
Wholesale and online	26,401	10,913	15,488	141.9%
Total net revenues	1,514,259	838,245	676,014	80.6%
Operating costs and expenses:
Product, food and drink costs—stores	442,163	242,547	199,616	82.3%
Cost of sales—wholesale and online	11,564	4,780	6,784	141.9%
General and administrative	1,793,246	1,486,550	306,696	20.6%
Loss from operations	(732,714)	(895,632)	(162,918)	-18.2%
Interest expense	(18,532)	(24,428)	5,896	-24.1%
Gain (loss) on asset disposition, net	10,172	-	10,172	100.0%
Loss before income taxes	(741,074)	(920,060)	178,986	-19.5%
Provision for income taxes	7,828	-	7,828	100.0%
Net loss	$(748,902)	$(920,060)	$171,158	-38.0%

Revenues

Revenues were approximately $4.2 million for the nine-month period ended September 30, 2023, compared to $2.4 million for the comparable period in 2022, representing an increase of $1.8 million, or 74.6%. Revenues were approximately $1.5 million for the three-month period ended September 30, 2023, compared to $838,000 for the comparable period in 2022, representing an increase of $676,000, or 80.6%. The increase in sales for the period was primarily driven by the opening of new stores, and to the continued focus on marketing efforts to increase brand recognition.

Product, food and drink costs - stores

Product, food and drink costs were approximately $1.3 million for the nine-month period ended September 30, 2023 compared to $806,000 for the comparable period in 2022, representing an increase of approximately $518,000, or 64.2%, and were approximately $442,000 for the three-month period ended September 30, 2023 compared to $243,000 for the comparable period in the prior year, representing an increase of $200,000 or 82.3%. The increase in costs for the periods was partially driven by the opening of new locations and the overall increase in sales for the period.

As a percentage of revenues, product, food and drink costs decreased to 31.9% in the nine-month period ended September 30, 2023 compared to 33.9% in the comparable period in 2022. The decrease in costs as a percentage of sales was primarily driven by our cost reduction efforts. We monitor product costs to analyze whether they are considered to be representative of general economic conditions, such as inflation, or to be related to commodity specific changes.

General and administrative expenses

General and administrative expenses were approximately $5.7 million for the nine-month period ended September 30, 2023 compared to $4.0 million for the comparable period in the prior year, representing an increase of approximately $1.7 million, or 43.8%, and were approximately $1.7 million for the three-month period ended September 30, 2023 compared to $1.5 million for the comparable period in 2022, representing an increase of approximately $307,000, or 20.6%.

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

Liquidity and Capital Resources

We have a history of operating losses and negative cash flow in operating activities. We have incurred recurring net losses, including net losses from operations before income taxes of $3.0 million and $2.4 million for the nine-month periods ended September 30, 2023 and 2022, respectively. We used $3.0 million and $2.0 million of cash for operating activities for the nine-month periods ended September 30, 2023 and 2022, respectively.

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

	Nine Months Ended September 30,
	2023	2022
Statement of Cash Flow Data:
Net cash used in operating activities	(2,990,792)	(1,996,700)
Net cash used in investing activities	(746,426)	(333,189)
Net cash provided by financing activities	1,082,134	6,154,935

Cash Flows used in Operating Activities

Net cash used in operating activities during the nine-month period ended September 30, 2023 was approximately $3.0 million, which resulted mostly from net loss of $3.0 million.

Cash Flows used in Investing Activities

Net cash used in investing activities during the nine-month periods ended September 30, 2023 and 2022 was $746,000 and $333,000, respectively. Net cash used in investing activities for the third quarter of 2023 was primarily related to purchases of property and equipment.

Cash Flows provided by Financing Activities

Net cash provided by financing activities during the nine-month period ended September 30, 2023 and 2022 was $1.1 million and $6.2 million, respectively. Net cash flows provided by financing activities for the third quarter of 2023 was primarily proceeds from line of credit by $1 million.

As of September 30, 2023, the Company had total assets of approximately $8.4 million. Our cash balance as of September 30, 2023 was approximately $364,000.

Credit Facilities

Loans with Square Capital

During the second quarter of 2023, the Company entered into three loan agreements with Square Capital in the aggregate principal amount of $294,800 with loan costs of $40,811. These loans have a maturity of 18 months. As of September 30, 2023, there was a balance outstanding of $159,332.

Economic Injury Disaster Loan

On May 16, 2020, the Company executed the EIDL Loan from the SBA under its EIDL assistance program in light of the impact of the COVID-19 pandemic on the Company’s business. As of September 30, 2023, the loan payable, EIDL Loan noted above is not in default.

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

Line of Credit Facilities

During the second quarter of 2023, the Company entered into a line of credit agreement with a financial institution that provides a maximum borrowing limit of $2,000,000 with interest at 5% per annum. This line of credit facility matures on December 31, 2023. Total borrowing balance under this facility as of September 30, 2023 was approximately $349,027.

On June 1, 2023, the Company entered into a debt agreement (the “Loan Note”) with DRE, Inc, a Illinois corporation (“DRE”). The Loan Note was guaranteed by Jay Kim, Chief Executive Officer of the Company and member of its Board of Directors.

The terms of the Loan Note require DRE, Inc. to provide the Company with a $1.0 million credit facility bearing a variable interest rate and a maturity date of May 31, 2025. The Company is responsible for making interest-only payments starting on July 15, 2023 and will continue to make such interest payments until the maturity date. The Loan Note further specifies that the interest rate payable to DRE is equal to one percentage point in excess of that rate shown in the Wall Street Journal as the prime rate. The interest rate on the Loan Note will therefore change with each change in the prime rate so published. If at any time the Wall Street Journal prime rate is no longer published, then DRE will establish a similar replacement rate in its sole discretion. The terms of the Loan Note also specify that the interest rate will never be less than 8% per year. The Company will be in default should they fail to repay any amount due within 30 days after demand by DRE, however, the Company may pay off the Loan Note at any time and without penalty. The Loan Note does not permit the Company the right to offset, deduct or counterclaim from the amount due, but it does include a usury savings clause whereby interest payments may not exceed the amount proscribed by usury laws and that that any payments made exceeding the interest limit will be applied to lowering the principal.

Total borrowing balance under this credit facility as of September 30, 2023 was approximately $660,000.

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

Critical Accounting Estimates and Policies

The preparation of financial statements requires management to utilize estimates and make judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. These estimates are based on historical experience and on various other assumptions that management believes to be reasonable under the circumstances. The estimates are evaluated by management on an ongoing basis, and the results of these evaluations form a basis for making decisions about the carrying value of assets and liabilities that are not readily apparent from other sources. Although actual results may differ from these estimates under different assumptions or conditions, management believes that the estimates used in the preparation of our financial statements are reasonable. The critical accounting policies affecting our financial reporting are summarized in Note 2 to the financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2023. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2023, our disclosure controls and procedures were ineffective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified by Securities and Exchange Commission (“SEC”) rules and forms and (b) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding any required disclosure.

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

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our financial statements may not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analyses and procedures in order to conclude that our financial statements for the quarter ended September 30, 2023, included in this Quarterly Report on Form 10-Q were fairly stated in accordance with GAAP. Accordingly, management believes that despite our material weaknesses, our financial statements for the quarter ended September 30, 2023, are fairly stated, in all material respects, in accordance with GAAP.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

In the future, the Company may be subject to various legal proceedings from time to time as part of its business. We are currently not involved in litigation that we believe will have a materially adverse effect on our financial condition or results of operations. As of September 30, 2023, there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self- regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries threatened against or affecting our company, our common stock, any of our subsidiaries or of our company’s or our company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision is expected to have a material adverse effect.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Nasdaq Delisting Notifications

On September 5, 2023, the Company received a notification letter (the “Notification Letter”) from the Nasdaq Listing Qualifications Staff of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that its amount of stockholders’ equity had fallen below the $2,500,000 required minimum for continued listing set forth in Nasdaq Listing Rule 5550(b)(1). The Company’s stockholders’ equity currently sits at $1,564,821 as reported by this Quarterly Report on Form 10-Q for the period ended September 30, 2023. The Notification Letter also noted that as of June 30, 2023, the Company does not meet the alternatives of market value listed securities or net income from continuing operations pursuant to Rule 5550.

Rule 5550 holds that in a situation where an Issuer does not comply with the minimum $2,500,000 shareholders’ equity criteria of the Capital Market, Nasdaq will determine if the Company has a market value of listed securities of $35 million, or net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years. The Company does not currently satisfy such alternative criteria. The Notification Letter also mentioned the Company’s continued non-compliance with the $1.00 minimum bid price listing standard which was previously disclosed by the Company on its Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2023.

On October 26, 2023, Nasdaq sent another notification letter (the “Delisting Letter”) notifying the Company that it has scheduled the Company’s securities for delisting from The Nasdaq Capital Market. The Company’s securities will be suspended at the opening of business on November 6, 2023, and a Form 25-NSE will be filed with the SEC, which will remove the Company’s securities from listing and registration on The Nasdaq Stock Market. Nasdaq’s Delisting Letter cited the Company’s continued non-compliance with the aforementioned minimum bid price and stockholders’ equity rules as the reason for delisting the Company’s stock. However, the Delisting Letter clarified that pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 series, the Company may appeal Nasdaq’s determination to a Hearings Panel (the “Panel”). A hearing request will stay the suspension of the Company’s securities and the filing of the Form 25-NSE pending the Panel’s decision. Upon paying the non-refundable $20,000 fee, the Company will have an opportunity to present a plan to regain compliance to the Panel.

To that end, the Company has paid the $20,000 fee and has formally requested an oral hearing with Nasdaq. The hearing is scheduled for January 18, 2024. At the hearing the Company intends to present a compliance plan designed to bring its bid price and stockholders’ equity in compliance with the minimum amounts mandated by Nasdaq. However, there can be no assurance that Nasdaq will approve of its compliance plan, or otherwise reverse its determination that the Company’s securities ought to be delisted.

Board Appointments

On October 12, 2023, the Board increased its size from five members to six members. It also appointed Ms. Jennifer Tan to serve as the sixth member of the Board on the same day. Ms. Tan will serve on the Board until the Company’s next annual stockholder meeting or until her successor has been duly appointed and qualified or until her earlier death, resignation, retirement, disqualification, removal from office or other cause. She will not serve on any of the committees of the Board. Ms. Tan brings over 30 years’ experience to the Board and has served as an executive leader for several countries within and outside the United States. Ms. Tan will not be compensated for her service on the Board.

There are no family relationships between Ms. Tan and any director or executive officer of the Company and she was not selected by the Board to serve as a director pursuant to any arrangement or understanding with any person. Ms. Tan has not engaged in any transaction that would be reportable as a related party transaction under Item 404(a) of Regulation S-K.

Form S-3 Shelf Registration

On October 18, 2023, the Company registered with the SEC a Form S-3 Shelf Registration Statement (the “Form S-3”) from which it intends to offer and sell, from time to time, an aggregate amount of $20,000,000 of any combination of common stock, preferred stock, debt securities, rights, warrants or units in one or more offerings. The Form S-3 was declared effective by the SEC on October 26, 2023 at 4:00 P.M. EST.

Reverse Stock Split Proposal

On November 6, 2023, Reborn Coffee, Inc. (the “Company”) held a special meeting of stockholders (the “Special Meeting”). The stockholders of the Company voted on the following proposal at the Special Meeting, which is more fully described in the Company’s definitive proxy statement filed with the Securities and Exchange Commission on October 23, 2023: To approve an amendment to the Company’s Certificate of Incorporation to effect a reverse stock split of our common stock, par value $0.0001 per share, at a ratio of up to one-for-twenty, such ratio to be determined in the discretion of the Company’s Board of Directors (the “Reverse Stock Split Proposal”). The stockholders approved of the Reverse Stock Split Proposal with a vote of 7,556,062 in favor, 92,310 against and 7,608 in abstention.

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

Signature	Title	Date

/s/ Jay Kim	Chief Executive Officer	November 14, 2023
Jay Kim	(Principal Executive Officer)

/s/ Stephan Kim	Chief Financial Officer	November 14, 2023
Stephan Kim	(Principal Financial and Accounting Officer)