Form 10-K
period 2023-12-31
Reborn Coffee, Inc.
filed 2024-03-28
CIK 1707910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $27,855,356 based on the closing sales price on the Nasdaq Stock Market LLC on June 30, 2023, the last business day of the registrants most recently completed second fiscal quarter.

As of March 27, 2024, there were 2,716,373 shares of common stock, par value $0.0001 per share, issued and outstanding.

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

Summary Risk Factors

Investing in our common stock involves a high degree of risk because our business is subject to numerous risks and uncertainties, as further described below. The occurrence of any such risks could adversely affect our business, financial condition, results of operations and prospects. The principal factors and uncertainties that make investing in our common stock speculative or risky include, among others:

●	We have incurred recurring losses and may not be profitable in the future.

●	The report of the independent registered public accounting firm includes a going concern uncertainty explanatory paragraph.

●	Evolving consumer preferences and tastes may adversely affect our business.

●	Our financial condition and quarterly results of operations are subject to, and may be adversely affected by, a number of factors, many of which are also largely outside our control and as such our results may fluctuate significantly and may not fully reflect the underlying performance of our business.

●	We may not be able to compete successfully with other coffee locations, QSRs and convenience locations, including the growing number of coffee delivery options. Intense competition in the foodservice and restaurant industry could make it more difficult to expand our business and could also have a negative impact on our operating results if customers favor our competitors or we are forced to change our pricing and other marketing strategies.

●	Our failure to manage our growth effectively could harm our business and operating results.

●	Our inability to identify, recruit and retain qualified individuals for our locations could slow our growth and adversely impact our ability to operate.

●	Our locations are geographically concentrated in California, and we could be negatively affected by conditions specific to that region.

●	Interruption of our supply chain of coffee or other ingredients, coffee machines and other restaurant equipment or packaging could affect our ability to produce or deliver our products and could negatively impact our business and profitability.

●	Increases in the cost of high-quality coffee beans or other commodities or decreases in the availability of high-quality coffee beans or other commodities could have an adverse impact on our business and financial results.

●	We are increasingly dependent on information technology and our ability to process data in order to operate and sell our goods and services, and if we (or our vendors) are unable to protect against software and hardware vulnerabilities, service interruptions, data corruption, cyber-based attacks, ransomware or security breaches, or if we fail to comply with our commitments and assurances regarding the privacy and security of such data, our operations could be disrupted, our ability to provide our goods and services could be interrupted, our reputation may be harmed and we may be exposed to liability and loss of customers and business.

●	Pandemics or disease outbreaks such as COVID-19 have had, and may continue to have, an effect on our business and results of operations.

●	Our success depends substantially on the value of our brands and failure to preserve their value could have a negative impact on our financial results.

●	Food safety and quality concerns may negatively impact our brand, business and profitability, our internal operational controls and standards may not always be met and our employees may not always act professionally, responsibly and in our and our customers’ best interests. Any possible instances or reports, whether true or not, of food and/or beverage-borne illness could reduce our sales.

●	Changes in the availability of and the cost of labor could harm our business.

●	Our culture has contributed to our success, and if we cannot maintain this culture as we grow, we could lose the high employee engagement fostered by our culture, which could harm our business.

●	Our growth strategy depends in part on opening new retail locations in existing and new markets. We may be unsuccessful in opening new retail locations or establishing new markets, which could adversely affect our growth.

●	Our operating results and growth strategies will be closely tied to the success of our future franchise partners and we have limited control with respect to their operations. Additionally, our future franchise partners’ interests may conflict or diverge with our interests in the future, which could have a negative impact on our business.

●	We are not in compliance with the Nasdaq continued listing requirements. If we are unable to comply with the continued listing requirements of The Nasdaq Capital Market, our common stock could be delisted, which could affect our common stock’s market price and liquidity and reduce our ability to raise capital.

iii

PART I

Item 1. Business

Corporate History and Background

Reborn Coffee, Inc. (“Reborn”) was incorporated in the State of Florida in January 2018. In July 2022, Reborn was migrated from Florida to Delaware, and filed a certificate of incorporation with the Secretary of State of the State of Delaware having the same capitalization structure as the Florida predecessor entity. Reborn has the following wholly owned subsidiaries:

●	Reborn Global Holdings, Inc. (“Reborn Holdings”), a California Corporation incorporated in November 2014. Reborn Holdings is engaged in the operation of wholesale distribution and retail coffee stores in California to sell a variety of coffee, tea, Reborn brand name water and other beverages along with bakery and dessert products.

●	Reborn Coffee Franchise, LLC (the “Reborn Coffee Franchise”), a California limited liability corporation formed in December 2020, is a franchisor providing premier roaster specialty coffee to franchisees or customers. Reborn Coffee Franchise continues to develop the Reborn Coffee system for the establishment and operation of Reborn Coffee stores using one or more Reborn Coffee marks. Reborn Coffee Franchise does not have any franchisee as of December 31, 2023.

●	Reborn Realty, LLC (the “Reborn Realty”), a California limited liability corporation formed in March 2023, is an entity which acquired a real property located at 596 Apollo Street, Brea, California.

Reborn Coffee, Inc., Reborn Global Holdings, Inc., Reborn Coffee Franchise, LLC, and Reborn Realty, LLC will be collectively referred as the “Company”.

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

We expect to continue to develop additional retail locations. In 2023, we opened up 2 retail locations, Diamond Bar and Anaheim, California and currently are developing a location in Pasadena, California. As evidence of our success, we received 1st place traditional still in “America’s Best Cold Brew” competition by Coffee Fest in 2017 in Portland and 2018 in Los Angeles.

As of December 31, 2023, all of our 14 locations were company-operated. Our retail locations, which opened through whole year of 2023, generated AUV of approximately $458,000.

In 2023, we generated approximately $6.0 million of revenue, $4.0 million of net loss, a net loss margin of -67.1%, and approximately -$3.6 million of Adjusted EBITDA, a non-GAAP financial measure, resulting in an Adjusted EBITDA margin, a non-GAAP financial measure, of -61.0%. In 2022, we generated approximately $3.2 million of revenue, $3.6 million of net loss, a net loss margin of –109.7%, and approximately -$3.3 million of Adjusted EBITDA, a non-GAAP financial measure, resulting in an Adjusted EBITDA margin, a non-GAAP financial measure, of -102.8%.

A reconciliation of net income to EBITDA, Adjusted EBITDA, and Adjusted EBITDA margin is provided below:

	Years ended December 31,
	2023	2022

Total net revenue, as reported	$5,953,986	$3,240,523
Loss from operations, as reported	$(3,878,078)	$(3,540,542)
Operating margin	-65.1%	-109.3%

Net loss, as reported	$(3,997,686)	$(3,554,897)
Interest, net	129,480	29,195
Taxes	800	1,600
Depreciation and amortization	245,064	210,616
EBITDA	(3,622,342)	(3,313,486)
Other expense (income)	6,283	(16,440)
Gain on the sale of a building	(16,955)	-
Adjusted EBITDA	$(3,633,014)	$(3,329,926)
Adjusted EBITDA margin	-61.0%	-102.8%

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

Our success in innovating within the “fourth wave” coffee movement is measured by our success in B2B sales with our introduction of Reborn Coffee Pour Over Packs to hotels. With the introduction of our Pour Over Packs to major hotels, our B2B sales increased as these companies recognized the convenience and functionality our Pour Over Packs serve to their customers.

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

Our Retail Locations

Reborn Coffee is built upon superior customer service, convenience and a modern experience as well as safe, clean and well-maintained stores that reflect the personalities of the communities in which they operate, thereby building a high degree of customer loyalty. Our strategy for expanding our retail business is to increase our category share in an aggressive manner, by opening additional stores in new and existing markets, as well as increasing sales in existing stores. Store growth in specific existing markets will vary due to many factors, including expected financial returns, the maturity of the market, economic conditions, consumer behavior and local business practices. Our highly efficient retail locations and kiosks place a premium on customer convenience without sacrificing the personal experience. Our new retail locations are typically 800 to 1,500 square feet and are located in shopping plazas in upscale areas. We strategically position our new locations in areas where large-chain coffee locations have moved out, creating an opportunity for us to remodel a purpose-built coffee retail store. In this way, we are able to open quickly in high traffic areas with established local demand for coffee, ensuring a customer base we can convert into Reborn Coffee customers by offering a specialty coffee experience that wasn’t previously available. Our locations feature patios, contemporary design, and inviting atmospheres for socialization, study, and work. Our retail locations generated AUV of approximately $458,000 in 2023. As we expand our retail footprint and improve customer awareness, we expect our AUV to grow.

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

Our brand experience has enabled strong growth and financial performance. Revenue grew from $3.2 million in the 12 months ended December 31, 2022, to $6.0 million in the 12 months ended December 31, 2023. We continue to accelerate the pace of new “corporate-owned” (i.e., directly owned by Reborn) stores openings and intend to operate over 20 corporate-owned locations and 10 franchised locations by year end 2024.

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

Experienced Leadership Team

Our relentless commitment to excellence is driven by our passionate management team under the leadership of Founder and Chief Executive Officer Jay Kim. Jay launched Reborn Coffee with the vision to provide the best coffee using the purest ingredients. Jay is focused on the expansion of Reborn and he has surrounded himself with leaders with direct experience in beverage and retail. Stephan Kim, our Chief Financial Officer, has 20 years of experience in public accounting and consulting. Other members of our executive leadership team bring high growth, franchise and sector expertise.

Our Commitment to Our Team

Reborn Coffee believes in mentoring the developing the next generation of premium coffee baristas. Through our in-depth training, we aim to train dedicated employees who understand the science and art behind every cup of coffee. We also expect to form a training school specializing in creating passionate baristas and coffee connoisseurs, by educating its students about coffee processes and preparation methods. The efforts for the training school are underway and we expect to launch the program in 2024.

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

We have a history of operating losses and negative cash flow in operating activities. We have incurred recurring net losses, including net losses from operations before income taxes of $6.0 million and $3.5 million for the year ended December 31, 2023 and 2022, respectively, and we had an accumulated deficit of $15.3 million at December 31, 2023. These factors raise substantial doubt as to our ability to continue as a going concern, and our independent registered public accounting firm has included a going concern uncertainty explanatory paragraph in their report for 2023. Our cash needs will depend on numerous factors, including our revenues, completion of our product development activities, customer and market acceptance of our product, and our ability to reduce and control costs. We expect to devote substantial capital resources to, among other things, fund operations and continue development plans. In August 2022, the Company consummated the IPO of 1,440,000 shares of its common stock at a public offering price of $5.00 per share, generating gross proceeds of $7,200,000. Net proceeds from the IPO were approximately $6.2 million after deducting underwriting discounts and commissions and other offering expenses of approximately $998,000. To support our existing and planned business model, the Company needs to raise additional capital to fund our future operations. The Company has not experienced any difficulty in raising funds through loans, and has not experienced any liquidity problems in settling payables in the normal course of business and repaying loans when they fall due. Successful renewal of our loans, however, is subject to numerous risks and uncertainties. In addition, the increasingly competitive industry conditions under which we operate may negatively impacted our results of operations and cash flows. Additional debt financing is anticipated to fund the Company’s operations in near future. However, there are no current agreements or understandings with regard to the form, time or amount of such financing and there is no assurance that any of this financing can be obtained or that the Company can continue as a going concern.

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

As of December 31, 2023, Reborn had 14 company-owned locations. One of the key means to achieving our growth strategy will be through opening new locations and operating those locations on a profitable basis. We opened 4 new company-operated locations in 2023. In 2024, we expect to open up to 20 company-operated retail locations and 10 franchise locations.

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

As of December 31, 2023, all of our company-operated locations were located in California. Adverse changes in demographic, unemployment, economic, regulatory or weather conditions in California have, and may continue, to harm our business. As a result of our concentration in this market, we have been, and in the future may be, disproportionately affected by these adverse conditions compared to other chain beverage locations with a national footprint.

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

Risks Related to Our Organizational Structure and Ownership of Our Common Stock

We are not in compliance with the Nasdaq continued listing requirements. If we are unable to comply with the continued listing requirements of The Nasdaq Capital Market, our common stock could be delisted, which could affect our common stock’s market price and liquidity and reduce our ability to raise capital.

On November 1, 2024 we requested a hearing by the Nasdaq Hearings Panel (the “Panel”) of The Nasdaq Stock Market LLC to appeal delisting determinations made by the Listing Qualifications Department of Nasdaq: (i) on April 28, 2023 for failure to comply with the bid price requirement of Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”), (ii) on September 5, 2023 for failure to comply with the minimum stockholders equity required for continued listing on Nasdaq, or any of the alternative requirement to Nasdaq Listing Rule 5550(b) (the “Equity Rule”), and (iii) on January 4, 2024 for failure to hold an annual meeting of stockholders for the fiscal year ended December 31, 2023 as required by Nasdaq Listing Rule 5620(a) (the “Meeting Rule”). At the Panel hearing, which occurred on January 18, 2024, we, represented by members of senior management and outside counsel, advised that we intended to regain compliance with the Bid Price Rule by effecting a reverse stock split at a ratio of 1-for-8, which we have effected – our common stock has since had a closing bid price greater than $1.00 for ten consecutive trading days. We also informed the Panel that we intend to regain compliance with the Equity Rule by completing one or more equity financings. Finally, we informed the Panel that we intend to regain compliance with the Meeting Rule by holding an annual meeting of stockholders in the first quarter of 2024. As such, we proposed to the Panel a compliance plan that included a tentative schedule to complete the reverse stock split (which has now been completed), the equity financings, and the annual meeting and requested an extension of time to fully comply with Nasdaq listing requirements so that we could demonstrate to the Panel that it should not be delisted from Nasdaq.

On February 2, 2024, we received a letter (the “Letter”) from Nasdaq notifying us that the Panel had granted the Company’s request to continue its listing on Nasdaq until March 29, 2024, subject to certain conditions.

We intend to comply with the conditions set forth by the Panel, as stated in the Letter. There can be no assurance that the Panel will afford us more time to complete the compliance plan it articulated in the hearing, or that we will be able to remain in compliance with the applicable Nasdaq listing requirements on an ongoing basis.

If our common stock is delisted, it could be more difficult to buy or sell our common stock and to obtain accurate quotations, and the price of our common stock could suffer a material decline. Delisting could also impair the liquidity of our common stock and could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in potential loss of confidence by investors, employees, and fewer business development opportunities.

Reborn Coffee, Inc. is a holding company.

Reborn Coffee, Inc. will be a holding company, and has no independent means of generating revenue or cash flow, and its ability to pay taxes, operating expenses and dividends in the future, if any, will be dependent upon the financial results and cash flows of Reborn Global, Reborn Coffee Franchise, and Reborn Realty.

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

Substantial blocks of our common stock may be sold into the market as a result of the Pre-Paid Advance Agreement.

The price of our common stock could decline if there are substantial sales of shares of our common stock, if there is a large number of shares of our common stock available for sale, or if there is the perception that these sales could occur.

On February 12, 2024, we entered into a Pre-Paid Advance Agreement (the “PPA”) with EF Hutton YA Fund, LP, a Delaware limited partnership (“YA Fund”). Pursuant to the PPA, on February 12, 2024, YA Fund advanced to us a pre-paid advance of $1,100,000 (the “Pre-Paid Advance”). The Pre-Paid Advance was purchased by YA Fund at 90% of the face amount. At the request and sole discretion of YA Fund, the Pre-Paid Advance will be correspondingly reduced upon the issuance of our common stock to YA Fund at a Purchase Price equal to the lower of: (a) 100% of the volume weighted average price (as reported during regular trading hours by Bloomberg) (the “VWAP”) of our common stock on the trading day immediately preceding the closing of the Pre-Paid Advance (the “Fixed Price”)  or (b) 87% of the lowest daily VWAP of the shares during the five trading days immediately prior to each request (as applicable, the “Purchase Price”), subject to the Floor Price.

Any issuances of shares of our common stock pursuant to the PPA to offset the Pre-Paid Advance will dilute the percentage ownership of stockholders and may dilute the per share projected earnings (if any) or book value of our common stock. Sales of a substantial number of shares of our common stock in the public market or other issuances of shares of our common stock, or the perception that these sales or issuances could occur, could cause the market price of our common stock to decline and may make it more difficult for you to sell your shares at a time and price that you deem appropriate.

We do not have the right to control the timing and amount of the issuance of our shares of common stock to YA Fund under the PPA and, accordingly, it is not possible to predict the actual number of shares we will issue pursuant to the PPA at any one time or in total.

We do not have the right to control the timing and amount of any issuances of our shares of common stock to YA Fund under the PPA. Sales of our common stock, if any, to YA Fund under the PPA will depend upon market conditions and other factors, and the discretion of YA Fund. We may ultimately decide to sell to YA Fund all, some or none of the shares of our common stock that may be available for us to sell to YA Fund pursuant to the PPA. The Pre-Paid Advance matures within one year.

Because the purchase price per share to be paid by YA Fund for the shares of common stock that we may elect to sell to YA Fund under the PPA, if any, will fluctuate based on the market prices of our common stock, if any, it is not possible for us to predict, as of the date of this report and prior to any such sales, the number of shares of common stock that we will sell to YA Fund under the PPA, the purchase price per share that YA Fund will pay for shares purchased from us under the PPA, or the aggregate gross proceeds that we will receive from those purchases by YA Fund under the PPA, if any.

In addition, unless we obtain stockholder approval, we will not be able to issue shares of our common stock in excess the Exchange Cap of 414,693 under the PPA (or any other transaction that is integrated with the PPA) in accordance with applicable Nasdaq rules. Depending on the market prices of our common stock in the future, this could be a significant limitation on the amount of funds we are able to raise pursuant to the PPA.

Further, the resale by YA Fund of a significant amount of shares registered in this offering at any given time, or the perception that these sales may occur, could cause the market price of our common stock to decline and to be highly volatile.

Upon an Amortization Event under the PPA, we may be required to make payments that could cause financial hardship to the company.

Pursuant to the PPA, an “Amortization Event” occurs if (1) the daily VWAP of our common stock (as reported by Bloomberg) is lower than the Floor Price for any five of seven consecutive trading days, (2) we have issued in excess of 99% of all of the shares available under the Exchange Cap, or (3) YA Fund is unable to use the initial registration statement we filed (and any one or more additional registration statements filed with the SEC that include the shares of our common stock that may be issued and sold by us to YA Fund under the PPA) for period of ten consecutive trading days. Within ten trading days of an Amortization Event, we must pay YA Fund the Cash Payment equal to $500,000, plus any accrued and unpaid interest (if any), and a 10% redemption premium.

This financial obligation may cause an undue and unsustainable burden on us and cause a material adverse effect on our operations and financial condition.

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

As of December 31, 2023, we had $500,000 in principal amount outstanding under U.S. Small Business Administration Loan No. 7331917406 under its Economic Injury Disaster Loan assistance program in light of the impact of the COVID-19 pandemic, which we refer to as our EIDL Loan, $97,273 in principal outstanding under the Paycheck Protection Program Loan administered by the U.S. Small Business Administration, $165,722 in principal outstanding under our loans with Square Capital, LLC, $300,00 of short term borrowing from a private party, and $100,000 of short term borrowing from a shareholder.

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

Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our consolidated financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the Nasdaq Exchange. As a public company, we are required to provide an annual management report on the effectiveness of our internal control over financial reporting.

Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting. At such time as our registered public accounting firm is required to formally attest to the effectiveness of our internal control over financial reporting, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could harm our business, results of operations, and financial condition and could cause a decline in the trading price of our common stock. Changes in tax laws or regulations could be enacted or existing tax laws or regulations could be applied to us or our customers in a manner that could increase the costs of our products and harm our business.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

We have an information security program designed to identify, protect, detect and respond to, and manage reasonably foreseeable cybersecurity risks and threats. To protect our information systems from cybersecurity threats, we utilize various security tools that help prevent, identify, escalate, investigate, resolve, and recover from identified vulnerabilities and security incidents in a reasonably timely manner. These include, but are not limited to, internal reporting and tools for monitoring and detecting cybersecurity threats.

We evaluate the risks associated with technology and cybersecurity threats and monitor our information systems for potential weaknesses. We review and test our information technology system on an as-needed basis and also utilize internal team personnel to evaluate and assess the efficacy of our information technology system and enhance our controls and procedures. The results of these assessments are reported to our Audit Committee and, from time to time, our Board of Directors.

There can be no assurances that our cybersecurity risk management program and processes, including our policies, controls, or procedures, will be fully implemented, complied with or are effective in protecting our systems and information.

As of the date of this report, we are not aware of any cybersecurity incidents, that have had a materially adverse effect on our operations, business, results of operations, or financial condition.

Governance

Our Board of Directors considers cybersecurity risk as part of its risk oversight function. It has delegated oversight of cybersecurity and other information technology risks to the Audit Committee of the Board of Directors. The Audit Committee oversees the implementation of the cybersecurity risk management program.

The Audit Committee receives periodic reports from management on potential cybersecurity risks and threats. The Audit Committee reports to the full Board of Directors regarding its activities, including those related to cybersecurity. The full Board of Directors also receives briefings from management on the cybersecurity risk management program as needed.

Management is responsible for assessing and managing our material risks from cybersecurity threats. Management has primary responsibility for our overall cybersecurity risk management program and supervises both the internal cybersecurity personnel and external cybersecurity consultants.

The management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel, threat intelligence and other information obtained from governmental, public or private sources, including external consultants; and alerts and reports produced by security tools deployed in the IT environment. Our cybersecurity incident response plan governs our assessment and response upon the occurrence of a material cybersecurity incident, including the process for informing senior management and our Board of Directors.

Item 2. Properties

Our executive office is located at 580 N. Berry Street, Brea, California and our telephone number is (714) 784-6369.

As of December 31, 2023, we had 14 company-owned retail locations across California, all of which are leased.

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

Holders of Record

As of March 27, 2024, there were 2,716,373 of our shares of common stock issued and outstanding held by approximately 412 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Item 6. [Reserved]

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

Advertising Expense

Advertising expenses are expensed as incurred. Advertising expenses amounted to $71,072 and $52,688 for the years ended December 31, 2023 and 2022, respectively, and are recorded under general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

Pre-opening Costs

Pre-opening costs for new stores, which are not material, consist primarily of payroll and recruiting expense, training, marketing, rent, travel, and supplies, and are expensed as incurred depreciated over the shorter of the useful life of the improvement or the lease term, including renewal periods that are reasonably assured.

Results of Operations

The following tables present the summary of historical consolidated financial data for Reborn Coffee, Inc. and its subsidiaries for the periods and at the dates indicated. The summary of historical consolidated statements of income data and summary historical consolidated statements of cash flows data presented below for the years ended December 31, 2023 and 2022.

Historical results are not necessarily indicative of the results expected for any future period. You should read the summary of historical consolidated financial data below, together with our audited consolidated financial statements and related notes thereto.

	Year Ended December 31,
	2023	2022
Net revenues:
Stores	$5,712,630	$3,184,491
Wholesale and online	241,356	56,032
Total net revenues	5,953,986	3,240,523
Operating costs and expenses:
Product, food and drink costs—stores	1,758,494	1,092,573
Cost of sales—wholesale and online	105,714	24,542
General and administrative	7,967,856	5,663,950
Total operating costs and expenses	9,832,064	6,781,065
Loss from operations	(3,878,078)	(3,540,542)
Other income (expense):
Other income (expense)	(6,283)	16,440
Paycheck protection program (PPP) loan forgiven income	-	-
Interest expense	(129,480)	(29,195)
Gain on the sale of building	16,955	-
Total other expense	(118,808)	(12,755)
Loss before income taxes	(3,996,886)	(3,553,297)
Provision for income taxes	800	1,600
Net loss	$(3,997,686)	$(3,554,897)

Earnings (loss) per share:
Basic and diluted	$(0.30)	$(0.29)

Weighted average number of common shares outstanding:
Basic and diluted	13,230,613	12,173,031

Revenues. Revenues were approximately $6.0 million for the year ended December 31, 2023, compared to $3.2 million for the year ended December 31, 2022, representing an increase of approximately $2,713,000, or 45.6%. The increase in sales for the periods was primarily driven by the opening of new locations, and to the continued focus on marketing efforts to grow brand recognition.

Product, food and drink costs. Product, food and drink costs were approximately $1,758,000 for the year ended December 31, 2023 compared to $1,093,000 for the comparable period in 2022, representing an increase of approximately $666,000, or 37.9%. The increase in costs was partially driven by the opening of new locations and the overall increase in sales for the period.

General and administrative expenses. General and administrative expenses were approximately $7,968,000 for the year ended December 31, 2023 compared to $5,664,000 for the comparable period in the prior year, representing an increase of approximately $2,304,000, or 28.9%. The increase was mainly caused by increased occupancy expenses and labor costs with opening of new locations.

Liquidity and Capital Resources

We have a history of operating losses and negative cash flow in operating activities. We have incurred recurring net losses, including net losses from operations before income taxes of $3.7 million and $3.5 million for the year ended December 31, 2023 and 2022, respectively. We used $3.1 million and $3.3 million of cash for operating activities the year ended December 31, 2023 and 2022, respectively, and we had an accumulated deficit of $15,303,487 at December 31, 2023. These factors raise substantial doubt as to our ability to continue as a going concern, and our independent registered public accounting firm has included a going concern uncertainty explanatory paragraph in their report for 2023.

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

	Year Ended December 31,
	2023	2022
Statement of Cash Flow Data:
Net cash used in operating activities	(2,790,956)	(3,297,058)
Net cash used in investing activities	(1,019,353)	(681,531)
Net cash provided by financing activities	1,467,722	6,092,573

Cash Flows Used in Operating Activities

Net cash used in operating activities during the year ended December 31, 2023 was approximately $2.8 million, which resulted from net loss of $3.7 million, non-cash charges of $285,000 for stock compensation, $272,000 for operating lease and $262,000 for depreciation, and net cash outflows of $388,000 from changes in operating assets and liabilities.

Net cash used in operating activities during the year ended December 31, 2022 was approximately $3.3 million, which resulted from net loss of $3.5 million, non-cash charges of $441,000 for stock compensation, $21,000 for operating lease and $210,616 for depreciation, and net cash outflows of $415,000 from changes in operating assets and liabilities.

Cash Flows Used in Investing Activities

Net cash used in investing activities for the year ended December 31, 2023 and 2022 was $1,019,353 and $681,531, respectively, These expenditures in each period are primarily related to purchases of property and equipment in connection with current and future location openings and maintaining our existing locations.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities during the year ended December 31, 2023 was $1.5 million, which was primarily a proceeds from the credit line and loans.

Net cash provided by financing activities during the year ended December 31, 2022 was $6.1 million, which was primarily a proceeds from the IPO.

As of December 31, 2023, the Company had total assets of approximately $9.0 million. Our cash balance as of December 31, 2023 was approximately $676,000.

Credit Facilities

Loans with Square Capital

During the fiscal year ended December 31, 2023, the Company entered into loan agreements with Square Capital. As of December 31, 2023, there was a balance outstanding of $1,126,500.

Economic Injury Disaster Loan

On May 16, 2020, the Company executed the EIDL Loan from the SBA under its EIDL assistance program in light of the impact of the COVID-19 pandemic on the Company’s business. As of December 31, 2023, the loan payable, EIDL Loan noted above is not in default.

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

Paycheck Protection Program Loan

In May 2020, the Company secured a loan under the PPP administered by the SBA in the amount of $115,000. In February 2021, the Company secured a second loan under this program in the amount of approximately $167,000. The interest rate of the loan is 1.00% per annum and accrues on the unpaid principal balance computed on the basis of the actual number of days elapsed in a year of 360 days. Commencing seven months after the effective date of each PPP Loan, the Company is required to pay the Lender equal monthly payments of principal and interest as required to fully amortize any unforgiven principal balance of the loan by the two-year anniversary of the effective date of the loan. The PPP Loan contains customary events of default relating to, among other things, payment defaults, making materially false or misleading representations to the SBA or the Lender, or breaching the terms of the PPP Loan. The occurrence of an event of default may result in the repayment of all amounts outstanding under the PPP Loan, collection of all amounts owing from the Company, or filing suit and obtaining judgment against the Company. Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of the loan granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payment of payroll costs and any payments of mortgage interest, rent, and utilities. Recent modifications to the PPP by the U.S. Treasury and Congress have extended the time period for loan forgiveness beyond the original eight-week period, making it possible for the Company to apply for forgiveness of its PPP loan. The Company was granted forgiveness for the initial PPP Loan prior to December 31, 2021.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2023. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2023, our disclosure controls and procedures were ineffective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified by Securities and Exchange Commission (“SEC”) rules and forms and (b) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding any required disclosure.

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

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our financial statements may not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analyses and procedures in order to conclude that our financial statements for the year ended December 31, 2023 included in this Annual Report on Form 10-K were fairly stated in accordance with GAAP. Accordingly, management believes that despite our material weaknesses, our financial statements for the quarter ended December 31, 2023 are fairly stated, in all material respects, in accordance with GAAP.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Securities Exchange Act of 1934 Rule 13a-15(f).  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Our internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the 2013 Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based upon this assessment, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2023 our internal controls over financial reporting were ineffective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

Trading Plans

During the three months ended December 31, 2023, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Current Directors and Executive Officers

The following table provides information regarding our executive officers and members of our board of directors as of the date of this Annual Report on Form 10-K:

Name	Age	Position
Executive Officers
Jay Kim	62	Chief Executive Officer and Director
Stephan Kim	48	Chief Financial Officer

Non-Employee Directors
Farooq M. Arjomand	66	Chairman of the Board of Directors and Independent Director
Dennis R. Egidi	74	Director
Sehan Kim	69	Independent Director
Andy Nasim	43	Independent Director
Jennifer Tan	56	Independent Director

Background of Executive Officers and Directors

Jay Kim, age 62, Chief Executive Officer and Director

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

Stephan Kim, age 48, Chief Financial Officer

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

Non-Employee Directors

Farooq M. Arjomand, age 66, Chairman of the Board of Directors

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

Dennis R. Egidi, age 74, Director

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

Andy Nasim, age 43, Director

Mr. Nasim graduated with a Bachelor of Science in Business with Information Technology from Staffordshire University, United Kingdom. He commenced his career in 2002 as a business development manager with Kenanga Capital Sdn Bhd, the stockbroking lending division of Kenanga Investment Bank Berhad where he drove the credit business of corporate banking, equity financing and development of financing solutions through various structured financing products and Islamic trade financing. He then became Head of Kenanga Private Equity division in 2010 where he was involved in strategic offshore merger and acquisition for the group. He obtained extensive experience in the capital markets and financial services operations. From January 2017 to present, Mr. Nasim has served as CEO / Executive Director of the Wellspring Group; a company which owns the global trademark of world-renowned dessert brand. He oversees strategic planning and international brand expansion for the Group.

Jennifer Tan, age 56, Director

Jennifer Tan has over 30 years’ experience as a global entrepreneur in diversified businesses in the U.S., Europe and Asia. Since 2020, she has served as Chief Executive Officer of Hawaii Volcano Tea LP, a tea farm with multiple locations in the Volcano area of Hawaii Island. From 2009 to 2019, Ms. Tan served as Managing Director of Tutti Frutti (China) Limited, developing and executing marketing plans for Tutti Frutti Frozen Yogurt stores on both corporate-owned and franchise retail stores in China, Hong Kong and Macau. From 1997 to 2001, she served as the Managing Director of International Golf & Yacht Club (Hong Kong) Limited and Mass Star Development Limited.

Family Relationships

There are no family relationships among any of our executive officers or directors.

Board Composition

Our business and affairs are managed under the direction of our board of directors, a majority of which are independent (i.e., Farooq M. Arjomand, Sehan Kim, Andy Nasim, and Jennifer Tan). We have four directors with no vacancies. Our current directors will continue to serve as directors until their resignation, removal or successor is duly elected.

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

Audit Committee

As of the date of this filing, our audit committee consists of Farooq M. Arjomand, Sehan Kim, and Andy Nasim. Each member of our audit committee can read and understand fundamental financial statements in accordance with applicable requirements. The chair of our audit committee is Farooq M. Arjomand, who our board of directors has determined is an “audit committee financial expert” within the meaning of SEC regulations. In arriving at these determinations, our board of directors has examined each audit committee member’s scope of experience and the nature of their employment in the corporate finance sector.

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

Compensation Committee

Our compensation committee consists of Farooq M. Arjomand, Sehan Kim, and Andy Nasim. The chair of our compensation committee is Andy Nasim.

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

Code of Business Conduct and Ethics

In filing our Registration Statement on Form S-1 on July 3, 2017, we adopted a Code of Business Conduct and Ethics that applies to all our employees, officers and directors. This includes our principal executive officer, principal financial officer and principal accounting officer or controller, or persons performing similar functions. The full text of our Code of Business Conduct and Ethics is posted on our website at www.reborncoffee.com. We intend to disclose on our website any future amendments of our Code of Business Conduct and Ethics or waivers that exempt any principal executive officer, principal financial officer, principal accounting officer or controller, persons performing similar functions or our directors from provisions in the Code of Business Conduct and Ethics. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K, and you should not consider information on our website to be part of this Annual Report on Form 10-K.

Risk and Compensation Policies

We have analyzed our compensation programs and policies to determine whether those programs and policies are reasonably likely to have a material adverse effect on us.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that during the year ended December 31, 2023, all reports applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner in accordance with Section 16(a) of the Exchange Act.

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

Our named executive officers for the year 2023, which consist of our principal executive officers, were:

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

Summary Compensation Table – Officers

The following table sets forth information concerning the compensation of our named executive officers for the years ended December 31, 2023 and December 31, 2022.

		Salary	Bonus	Stock Awards	Option Awards	Non-equity Incentive plan compensation	Change in Pension Value and Nonqualified deferred compensation	All other Compensation	Total
Name and principal position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Jay Kim Chief Executive Officer	2023	150,000	-0-	-0-	-0-	-0-	-0-	-0-	150,000

Stephan Kim Chief Financial Officer	2023	144,000	-0-	-0-	-0-	-0-	-0-	-0-	144,000

Jay Kim Chief Executive Officer	2022	144,000	200,000	-0-	-0-	-0-	-0-	-0-	344,000

Stephan Kim Chief Financial Officer	2022	83,000	-0-	56,000	-0-	-0-	-0-	-0-	139,000

Employment Agreements

Effective July 27, 2022, we executed an employment agreement with Stephan Kim for Mr. Kim to serve as our full time Chief Financial Officer, effective immediately. Mr. Kim shall receive a monthly payment of $12,000 ($144,000 annually) as compensation for his services, and we granted $56,000 worth of restricted stock units (RSUs), which vested 3 months after employment and can be sold after one year. The employment agreement is an at-will agreement and is terminable by either party at any time.

Except as set forth above we do not currently have employment agreements with any of our NEOs.

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2023, there were no outstanding equity awards for each of the NEOs.

Director Compensation

No compensation was paid to our non-employee directors for services rendered during the years ended December 31, 2023 and 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 31, 2023, information regarding beneficial ownership of our capital stock by:

●	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our common stock;

●	each of our directors;

●	each of our named executive officers; and

●	all of our current executive officers, directors and director nominees as a group.

In the table below, percentage ownership is based on 14,929,390 shares of our Common Stock issued and outstanding as of December 31, 2023.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants or rights as these warrants and rights are not exercisable or convertible within 60 days of the date of this Report.

Except as otherwise noted below, the address for each person or entity listed in the table is c/o Reborn Coffee Inc., 580 N. Berry St. Brea, CA 92821.

	Number of Shares	Percentage of Shares
Name of Beneficial Owner	Beneficially Owned	Beneficially Owned
5% or Greater Stockholders

Directors and Named Executive Officers
Jay Kim, Chief Executive Officer and Director	2,520,333	16.9%
Stephan Kim, Chief Financial Officer	11,200	0.1%
Farooq M. Arjomand, Chairman of the Board	3,648,631	24.4%
Dennis R. Egidi, Director	2,909,459	19.5%
Sehan Kim, Director	382,273	2.6%
Andy Nasim, Director	--	--
Jennifer Tan, Director	--	--

All directors, directors nominees and executive officers as a group (7 persons):	9,471,896	63.4%

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

Our board of directors has adopted a written related person transaction policy, which sets forth the policies and procedures for the review and approval or ratification of related party transactions. This policy will be administrated by our Audit Committee. These policies will provide that, in determining whether or not to recommend the initial approval or ratification of a related party transaction, the relevant facts and circumstances available shall be considered, including, among other factors it deems appropriate, whether the interested transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related party’s interest in the transaction.

Director Independence

Nasdaq rules require that a majority of the board of directors of a company listed on Nasdaq be composed of “independent directors,” which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. In addition, the director must not be precluded from qualifying as independent under the per se bars set forth by the Nasdaq rules. Our Board has undertaken a review of its composition, the composition of its committees and the independence of our directors and considered whether any director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our Board of Directors has determined that each of the directors on our Board, other than Jay Kim and Dennis R. Egidi are independent directors under the Nasdaq listing rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

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

Item 14. Principal Accountant Fees and Services

Prior Audit Firm

Kreit & Chiu CPA LLP (“K&C”) (formerly known as Paris, Kreit & Chiu CPA LLP) served as our independent registered public accounting firm from 2020 to May 1, 2023. At such time, we amicably terminated the engagement of K&C, and such termination was approved by our Board of Directors and Audit Committee. The reports of K&C on our financial statements as of and for the fiscal years ended December 31, 2022 and 2021 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, with the exception of providing a qualification as to our ability to continue as a going concern. During our two most recent fiscal years and the subsequent interim period through May 1, 2023, there were no disagreements with K&C on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of K&C, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report. During our two most recent fiscal years and the subsequent interim period through May 1, 2023, there were no reportable events of the type described in Item 304(a)(1)(v) of Regulation S-K.

Current Audit Firm

We have appointed BF Borgers CPA PC (“BFB”) to serve as our independent registered public accounting firm for the fiscal year ending December 31, 2023. BFB has served as our independent registered public accounting firm since May 1, 2023.

Fees Billed to the Company in fiscal year 2023 and 2022

The following table sets forth the fees billed to us by our former principal auditor, K&C, for professional services rendered during the fiscal years ended December 31, 2022 and our current principal auditor, BFB, for professional services rendered during the fiscal years ended December 31, 2023:

	31-Dec-23	31-Dec-22
Audit fees(1)	$85,000	$60,000
Audit related fees(2)	—	—
Tax fees(3)	—	—
All other fees	—	—
Total fees	$85,000	$60,000

(1)	Audit Fees — Audit fees consist of fees billed for the audit of our annual financial statements and the review of the interim consolidated financial statements.
(2)	Audit-Related Fees — These consisted principally of the aggregate fees related to audits that are not included Audit Fees.
(3)	Tax Fees — Tax fees consist of aggregate fees for tax compliance and tax advice, including the review and preparation of our various jurisdictions’ income tax returns.

Pre-Approval Policies and Procedures

The Audit Committee has the authority to appoint or replace our independent registered public accounting firm (subject, if applicable, to stockholder ratification). The Audit Committee is also responsible for the compensation and oversight of the work of the independent registered public accounting firm (including resolution of disagreements between management and the independent registered public accounting firm regarding financial reporting) for the purpose of preparing or issuing an audit report or related work. The independent registered public accounting firm was engaged by, and reports directly to, the Audit Committee.

The Audit Committee pre-approves all audit services and permitted non-audit services (including the fees and terms thereof) to be performed for us by our independent registered public accounting firm, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act and Rule 2-01(c)(7)(i)(C) of Regulation S-X, provided that all such excepted services are subsequently approved prior to the completion of the audit. We have complied with the procedures set forth above, and the Audit Committee has otherwise complied with the provisions of its charter.

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

(b)	Exhibits

EXHIBIT INDEX

3.1	Certificate of Incorporation (Delaware), dated July 27, 2022 (incorporated by reference to Exhibit 3.1 to Amendment No. 5 to our Registration Statement on Form S-1 filed on August 2, 2022)
3.2	Bylaws of Registrant (Delaware) (incorporated by reference to Exhibit 3.2 to Amendment No. 5 to our Registration Statement on Form S-1 filed on August 2, 2022)
4.1	Specimen Common Stock Certificate (Delaware) (incorporated by reference to Exhibit 4.1 to Amendment No. 5 to our Registration Statement on Form S-1 filed on August 2, 2022)
4.2	Form of Representative’s Warrant (incorporated by reference to Exhibit 4.5 to Amendment No. 2 to our Registration Statement on Form S-1 filed on April 18, 2022)
4.3	Description of Registrant’s Securities
10.1	Share Exchange Agreement, dated May 7, 2018 by and among Capax, Reborn and each of the RB shareholders (incorporated by reference to Exhibit 10.1 to Amendment No. 2 to our Registration Statement on Form S-1 filed on April 18, 2022)
10.2	Form of Letter Agreement (Lockup) by and among Registrant, officers and directors of Registrant and EF Hutton (incorporated by reference to Exhibit 10.2 to Amendment No. 2 to our Registration Statement on Form S-1 filed on April 18, 2022)
10.3	Form of Director and Officer Indemnity Agreement (incorporated by reference to Exhibit 10.3 to Amendment No. 2 to our Registration Statement on Form S-1 filed on April 18, 2022)
10.4	Shopping Center Lease by and between Reborn Global Holdings, Inc. and La Floresta Regency, LLC, effective July 25, 2016 (incorporated by reference to Exhibit 10.4 to Amendment No. 2 to our Registration Statement on Form S-1 filed on April 18, 2022)
10.5	Standard Industrial/ Commercial Multi-Tenant Lease, as amended, by and between Reborn Global Holdings, Inc. and Foothill Crescenta, LLC, effective December 6, 2016 (incorporated by reference to Exhibit 10.5 to Amendment No. 2 to our Registration Statement on Form S-1 filed on April 18, 2022)
10.6	Shopping Center Lease by and between Reborn Global Holdings, Inc. and Sibling Associates, LLC, effective July 12, 2017 (incorporated by reference to Exhibit 10.6 to Amendment No. 2 to our Registration Statement on Form S-1 filed on April 18, 2022)
10.7	Standard Lease by and between Reborn Global Holdings, Inc. and El Toro, LP, effective February 12, 2021 (incorporated by reference to Exhibit 10.7 to Amendment No. 2 to our Registration Statement on Form S-1 filed on April 18, 2022)
10.8	Long Term Kiosk License Agreement by and between Reborn Global Holdings, Inc. and Tyler Mall Limited Partnership, effective February 4, 2021 (incorporated by reference to Exhibit 10.8 to Amendment No. 2 to our Registration Statement on Form S-1 filed on April 18, 2022)

10.9	Long Term Kiosk License Agreement by and between Reborn Global Holdings, Inc. and Stonestown Shopping Center, LP, effective December 22, 2020 (incorporated by reference to Exhibit 10.9 to Amendment No. 2 to our Registration Statement on Form S-1 filed on April 18, 2022)
10.10	Long Term Kiosk License Agreement by and between Reborn Global Holdings, Inc. and Glendale I Mall Associates, LP, effective October 27, 2020 (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to our Registration Statement on Form S-1 filed on April 18, 2022)
10.11	Form of Subscription Agreement (Regulation A+ Offering) (incorporated by reference to Exhibit 10.11 to Amendment No. 2 to our Registration Statement on Form S-1 filed on April 18, 2022)
10.12	Amendment to Share Exchange Agreement, dated January 25, 2022, by and among Reborn Coffee Inc., Andrew Weeraratne and each of the former shareholders of Reborn Global Holdings, Inc., a California corporation (incorporated by reference to Exhibit 10.10 to Amendment No. 5 to our Registration Statement on Form S-1 filed on August 2, 2022)
10.13	Offer of Employment by and between the Company and Stephan Kim, dated July 27, 2022 (incorporated by reference to Exhibit 10.11 to Amendment No. 5 to our Registration Statement on Form S-1 filed on August 2, 2022)
10.14	Line of Credit Note issued by Reborn Global Holdings, Inc. on June 1, 2023 in the name of DRE, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 24, 2023)
10.15	Exchange Agreement by and between Reborn Coffee, Inc. and DRE, Inc. dated November 28, 2023 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 29, 2023)
16.1	Letter from Kreit and Chiu CPA LLP dated May 1, 2023 (incorporated by reference to Exhibit 16.1 to our Current Report on Form 8-K filed on May 2, 2023)
21.1	Subsidiaries of Registrant
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Reborn Coffee, Inc. Clawback Policy
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Item 16. Form 10-K Summary

None.

Report of Independent Registered Public Accounting Firm

To the Board of Directors

and Stockholders of Reborn Coffee, Inc. and Subsidiaries

Opinion on the Consolidated Financial Statements’

We have audited the accompanying consolidated balance sheet of Reborn Coffee, Inc. (the “Company”) as of December 31, 2023, the related statement of operations, stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States. The financial statements of the Company as of December 31, 2022 and for the year then ended were audited by other auditors whose report dated April 11, 2023 expressed an unqualified opinion on those statements.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BF Borgers CPA PC

BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company’s auditor since 2023.

Lakewood, CO

March 28, 2024

Consolidated Balance Sheet

December 31,	2023	2022

ASSETS
Current assets:
Cash and cash equivalents	$676,448	$3,019,035
Accounts receivable, net of allowance for doubtful accounts of $0 and $0, respectively	47,361	780
Inventories, net	166,281	132,343
Prepaid expense and other current assets	773,949	477,850
Total current assets	1,664,039	3,630,008
Property and equipment, net	2,100,146	1,581,805
Operating lease right-of-use asset	4,227,815	3,010,564
Other assets	1,008,419	235,164

Total assets	$9,000,419	$8,457,541

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$399,346	$87,809
Accrued expenses and current liabilities	598,468	233,053
Loans payable to financial institutions	791,353	44,664
Loan payable to other	300,000	-
Current portion of loan payable, emergency injury disaster loan (EIDL)	30,060	30,060
Current portion of loan payable, payroll protection program (PPP)	45,678	45,678
Current portion of operating lease liabilities	847,990	624,892
Total current liabilities	3,012,895	1,066,156
Loans payable to financial institutions, less current portion	335,147	6,234
Loan payable, emergency injury disaster loan (EIDL), less current portion	469,940	469,940
Loan payable, payroll protection program (PPP), less current portion	51,595	98,697
Operating lease liabilities, less current portion	3,556,999	2,529,985
Total liabilities	7,426,576	4,171,012

Commitments and Contingencies

Stockholders’ equity
Common Stock, $0.0001 par value, 40,000,000 shares authorized; and 14,929,390 and 13,162,723 shares issued and outstanding at December 31, 2023 and 2022, respectively	1,493	1,316
Preferred Stock, $0.0001 par value, 1,000,000 shares authorized; no shares issued and outstanding at December 31, 2023 and 2022	-	-
Additional paid-in capital	17,601,837	16,317,014
Accumulated deficit	(16,029,487)	(12,031,801)
Total stockholders’ equity	1,573,843	4,286,529

Total liabilities and stockholders’ equity	$9,000,419	$8,457,541

See accompanying notes to consolidated financial statements.

Consolidated Statements of Operations

Years Ended December 31,	2023	2022

Net revenues:
Stores	$5,712,630	$3,184,491
Wholesale and online	241,356	56,032
Total net revenues	5,953,986	3,240,523

Operating costs and expenses:
Product, food and drink costs—stores	1,758,494	1,092,573
Cost of sales—wholesale and online	105,714	24,542
General and administrative	7,967,856	5,663,950
Total operating costs and expenses	9,832,064	6,781,065

Loss from operations	(3,878,078)	(3,540,542)

Other income (expense):
Other income (expense)	(6,283)	16,440
Interest expense	(129,480)	(29,195)
Gain on the sale of building	16,955	-
Total other income (expense), net	(118,808)	(12,755)

Loss before income taxes	(3,996,886)	(3,553,297)

Provision for income taxes	800	1,600

Net loss	$(3,997,686)	$(3,554,897)

Loss per share:
Basic and diluted	$(0.30)	$(0.29)

Weighted average number of common shares outstanding:
Basic and diluted	13,230,613	12,173,031

See accompanying notes to consolidated financial statements.

Consolidated Shareholders’ Equity

					Additional	Subscription of		Total
	Common Stock		Preferred Stock		Paid-in	Common	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Equity
Balance as of December 31, 2021	11,634,523	1,163	-	-	$9,674,037	-	(8,476,904)	1,198,295
Net loss	-	-	-	-	-	-	(3,554,897)	(3,554,897)
Stock compensation – issuance for services	88,200	9	-	-	440,991	-	-	441,000
Common stock issued	1,440,000	144	-	-	7,199,856	-	-	7,200,000
Offering costs associated with issuance of common stock in the Initial Public Offering			-		(997,870)			(997,870)
Balance as of December 31, 2022	13,162,723	$1,316	-	$-	$16,317,014	$-	$(12,031,801)	$4,286,529
Net loss	-	-	-	-	-	-	(3,997,686)	(3,997,686)
Stock compensation – issuance for services	100,000	10	-	-	284,990	-	-	285,000
Common stock issued – conversion from the credit line	1,666,667	167	-	-	999,833	-	-	1,000,000
Balance as of December 31, 2023	14,929,390	$1,493	-	$-	$17,601,837	$-	$(16,029,487)	$1,573,843

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

Years Ended December 31,	2023	2022

Cash flows from operating activities:
Net loss	$(3,997,686)		$(3,554,897)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation	285,000		441,001
Operating lease	271,854		21,065
Depreciation	262,019		210,616
Changes in operating assets and liabilities:
Accounts receivable	(46,581)		(780)
Inventories	(33,938)		(43,466)
Prepaid expense and other current assets	(1,069,354)		(521,176)
Accounts payable	311,537		42,062
Accrued expenses and current liabilities	1,226,193		108,518
Net cash used in operating activities	(2,790,956)		(3,297,058)

Cash flows from investing activities:
Purchases of property and equipment	(1,019,353)		(681,531)
Net cash used in investing activities	(1,019,353)		(681,531)

Cash flows from financing activities:
Proceeds from issuance of common stock	-		7,200,000
Payment for offering costs	-		(997,870)
Proceeds from Line of Credit	1,000,000		685,961
Repayment of Line of Credit	-		(685,961)
Proceeds from loans	514,824		262,215
Repayments of loans	(47,102)		(355,783)
Repayments of equipment loan payable	-		(15,989)
Net cash provided by financing activities	1,467,722		6,092,573

Net (decrease) increase in cash	(2,342,587)		2,113,984

Cash at beginning of period	3,019,035		905,051

Cash at end of period	$676,448		$3,019,035

Supplemental disclosures of non-cash financing activities:
Conversion of credit line to common stock issuances	$1,000,000	$
Issuance of common shares for service	$285,000		$441,000

Supplemental disclosure of cash flow information:
Cash paid during the years for:
Interest	$129,000		$8,500
Income taxes	$800		$1,600
Lease liabilities and assets	$1,240,000		$903,000

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS

Reborn Coffee, Inc. (“Reborn”) was incorporated in the State of Florida in January 2018. In July 2022, Reborn was migrated from Florida to Delaware, and filed a certificate of incorporation with the Secretary of State of the State of Delaware having the same capitalization structure as the Florida predecessor entity. Reborn has the following wholly owned subsidiaries:

●	Reborn Global Holdings, Inc. (“Reborn Holdings”), a California Corporation incorporated in November 2014. Reborn Holdings is engaged in the operation of wholesale distribution and retail coffee stores in California to sell a variety of coffee, tea, Reborn brand name water and other beverages along with bakery and dessert products.

●	Reborn Coffee Franchise, LLC (the “Reborn Coffee Franchise”), a California limited liability corporation formed in December 2020, is a franchisor providing premier roaster specialty coffee to franchisees or customers. Reborn Coffee Franchise continues to develop the Reborn Coffee system for the establishment and operation of Reborn Coffee stores using one or more Reborn Coffee marks. Reborn Coffee Franchise does not have any franchisee as of December 31, 2023.

●	Reborn Realty, LLC (the “Reborn Realty”), a California limited liability corporation formed in March 2023, is an entity which acquired a real property located at 596 Apollo Street, Brea, California.

Reborn Coffee, Inc., Reborn Global Holdings, Inc., Reborn Coffee Franchise, LLC, and Reborn Realty, LLC will be collectively referred as the “Company”.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reporting

The consolidated financial statements include Reborn Coffee, Inc. and its wholly owned subsidiaries as of and for the years ended December 31, 2023 and 2022.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $16,029,487 at December 31, 2023, and had a net loss of $3,997,686 for the year ended December 31, 2023 and net cash used in operating activities of $2,790,956 for the year ended December 31, 2023. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

Retail store revenues are recognized when payment is tendered at the point of sale. Retail store revenues are reported net of sales, use or other transaction taxes that are collected from customers and remitted to taxing authorities. Sales taxes that are payable are recorded as accrued as other current liabilities. Retail store revenue makes up approximately 96% of the Company’s total revenue.

●	Wholesale and Online Revenue

Wholesale and online revenues are recognized when the products are delivered, and title passes to the customers or to the wholesale distributors. When customers pick up products at the Company’s warehouse, or distributed to the wholesale distributors, the title passes, and revenue is recognized. Wholesale revenues make up approximately 4% of the Company’s total revenue.

●	Royalties and Other Fees

Franchise revenues consists of royalty fee and other franchise fees. Royalty fee is based on a percentage of franchisee’s weekly gross sales revenue at 5%. The Company recognizes the fee as the underlying sales occur. The Company recorded revenue from royalties of $0 for the years ended December 31, 2023 and 2022. Other fees are earned as incurred and the Company did not have any other fee revenue for the years ended December 31, 2023 and 2022.

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

Advertising Expense

Advertising costs are expensed as incurred. Advertising expenses amounted to $71,072 and $52,688 for the years ended December 31, 2023 and 2022, respectively, and is recorded under general and administrative expenses in the accompanying consolidated statements of operations.

Pre-opening Costs

Pre-opening costs for new stores consist primarily of payroll and recruiting expense, training, marketing, rent, travel, and supplies, and are expensed as incurred.

Accounts Receivable

Accounts receivables are stated net of allowance for doubtful accounts. The allowance for doubtful accounts is determined primarily on the basis of past collection experience and general economic conditions. The Company determines terms and conditions for its customers based on volume transacted by the customer, customer creditworthiness and past transaction history. At December 31, 2023 and 2022, allowance for doubtful accounts was zero. The Company does not have any off-balance sheet exposure related to its customers.

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

The Company did not have any dilutive shares for the years ended December 31, 2023 and 2022.

Segment Reporting

FASB ASC Topic 280, Segment Reporting, requires public companies to report financial and descriptive information about their reportable operating segments. The Company’s management identifies operating segments based on how the Company’s management internally evaluate separate financial information, business activities and management responsibility. At the current time, the Company has only one reportable segment, consisting of both the wholesale and retail sales of coffee, water, and other beverages. The Company’s franchisor subsidiary was not material as of and for the years ended December 31, 2023 and 2022.

Long-lived Assets

In accordance with FASB ASC Topic 360, Property, Plant, and Equipment, the Company reviews for impairment of long-lived assets and certain identifiable intangibles whenever events or circumstances indicate that the carrying amount of assets may not be recoverable. The Company considers the carrying value of assets may not be recoverable based upon our review of the following events or changes in circumstances: the asset’s ability to continue to generate income from operations and positive cash flow in future periods; loss of legal ownership or title to the assets; significant changes in our strategic business objectives and utilization of the asset; or significant negative industry or economic trends. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset are less than its carrying amount. As of December 31, 2023 and 2022, the Company was not aware of any events or changes in circumstances that would indicate that the long-lived assets are impaired.

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

As of December 31, 2023 and 2022, the Company believes that the carrying value of accounts receivable, accounts payable, accrued expenses, and other current assets and liabilities approximate fair value due to the short maturity of theses financial instruments. The financial statements do not include any financial instruments at fair value on a recurring or non-recurring basis.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are accounts receivable arising from its normal business activities. The Company performs ongoing credit evaluations to its customers and establishes allowances when appropriate.

The Company purchases from various vendors for its operations. For the years ended December 31, 2023 and 2022, no purchases from any vendors accounted for a significant amount of the Company’s bean coffee purchases.

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

Other recently issued accounting updates are not expected to have a material impact on the Company’s consolidated financial statements.

3. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

December 31,	2023	2022

Furniture and equipment	$1,459,400	$1,203,737
Leasehold improvement	645,032	639,602
Store construction	361,575	251,745
Store	663,651	300,000
Vehicle	103,645	57,859
Total property and equipment	3,233,303	2,452,943

Less accumulated depreciation	(1,133,157)	(871,138)

Total property and equipment, net	$2,100,146	$1,581,805

Depreciation expense on property and equipment amounted to approximately $262,000 and $211,000 for the years ended December 31, 2023 and 2022, respectively.

4. LOANS PAYABLE TO FINANCIAL INSITUTIONS

Loans payable to financial institutions consist of the followings:

December 31,	2023	2022

Loan agreement with principal amount of $140,954 and repayment rate of 20.5% for a total of $124,430. The loan payable matures in February 2024	-	50,898
Loan agreements with principal amount of $960,777 and repayment rate of 14.75% to 20.0% for a total of $845,484. The loans payable mature on various dates in 2025.	1,005,442	-
Loan agreement with principal amount of $140,954 with an interest rate of 30.0% per annum with a maturity date on May 31, 2024	121,058	-
Less: current portion	(791,353)	(44,664)

Total loan payable, net of current	$335,147	$6,234

5. LOAN PAYABLE TO OTHER

On December 27, 2023, the Company entered into a short-term borrowing agreement with a private party for a principal amount of $300,000 with a monthly interest of $9,000. The loan payable matures on March 31, 2024.

6. LOAN PAYABLE, EMERGENCY INJURY DISASTER LOAN (EIDL)

December 31,	2023	2022

May 16, 2020 ($150,000) - Loan agreement with principal amount of $150,00 with an interest rate of 3.75% and maturity date on May 16, 2050	$150,000	$150,000

June 28, 2021 ($350,000) – Loan agreement with principal amount of $350,000 with an interest rate of 3.75% and maturity date on May 18, 2050	350,000	350,000

Total long-term loan payable, emergency injury disaster loan (EIDL)	500,000	500,000
Less - current portion	(30,060)	(30,060)

Total loan payable, emergency injury disaster loan (EIDL), less current portion	$469,940	$469,940

The following table provides future minimum payments:

For the years ended December 31,	Amount
2024	$30,060
2025	30,060
2026	30,060
2027	30,060
2028	30,060
Thereafter	349,700

Total	$500,000

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

7. LOAN PAYABLE, PAYROLL PROTECTION LOAN PROGRAM (PPP)

December 31,	2023	2022
Loan payable from Payroll protection program (PPP)	$97,273	$144,375
Less - current portion	(45,678)	(45,678)

Total loan payable, payroll protection program (PPP), less current portion	$51,595	$98,697

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

8. INCOME TAX

Total income tax (benefit) expense consists of the following:

For the Years Ended December 31,	2023	2022

Current provision (benefit):
Federal	$-	$-
State	800	1,600
Total current provision (benefit)	800	1,600

Deferred provision (benefit):
Federal	-	-
State	-	-
Total deferred provision (benefit)	-	-

Total tax provision (benefit)	$800	$1,600

8. INCOME TAX (continued)

A reconciliation of the Company’s effective tax rate to the statutory federal rate is as follows:

Description	December 31, 2023	December 31, 2022

Statutory federal rate	21.00%	21.00%
State income taxes net of federal income tax benefit and others	6.98%	6.98%
Permanent differences for tax purposes and others	0.00%	0.00%
Change in valuation allowance	-27.98%	-27.98%

Effective tax rate	0%	0%

The income tax benefit differs from the amount computed by applying the U.S. federal statutory tax rate of 21% and California state income taxes of 6.98% due to the change in the valuation allowance.

Deferred tax assets	December 31, 2023	December 31, 2022

Deferred tax assets:
Net operating loss	$3,354,545	$2,515,031
Other temporary differences	-	-

Total deferred tax assets	3,354,545	2,515,031
Less – valuation allowance	(3,354,545)	(2,515,031)

Total deferred tax assets, net of valuation allowance	$-	$-

Deferred income taxes reflect the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred tax assets and liabilities are as follows:

As of December 31, 2023, the Company had available net operating loss carryovers of approximately $3,355,000. Per the Tax Cuts and Jobs Act (TCJA) implemented in 2018, the two-year carryback provision was removed and now allows for an indefinite carryforward period. The carryforwards are limited to 80% of each subsequent year’s net income. As a result, net operating loss may be applied against future taxable income and expires at various dates subject to certain limitations. The Company has a deferred tax asset arising substantially from the benefits of such net operating loss deduction and has recorded a valuation allowance for the full amount of this deferred tax asset since it is more likely than not that some or all of the deferred tax asset may not be realized.

The Company files income tax returns in the U.S. federal jurisdiction and California and is subject to income tax examinations by federal tax authorities for tax year ended 2018 and later and subject to California authorities for tax year ended 2017 and later. The Company currently is not under examination by any tax authority. The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of December 31, 2023 and December 32, 2021, the Company has no accrued interest or penalties related to uncertain tax positions.

As of December 31, 2023, the Company had cumulative net operating loss carryforwards for federal tax purposes of approximately $3,354,545. In addition, the Company had state tax net operating loss carryforwards of the same amount. The carryforwards may be applied against future taxable income and expires at various dates subject to certain limitations.

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

9. COMMITMENTS AND CONTINGENCIES (continued)

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

In accordance with ASC 842, the components of lease expense were as follows:

Year ended December 31,	2023	2022
Operating lease expense	$1,256,022	$899,304
Total lease expense	$1,256,022	$899,304

In accordance with ASC 842, other information related to leases was as follows:

Year ended December 31,	2023	2022
Operating cash flows from operating leases	$1,240,225	$903,393
Cash paid for amounts included in the measurement of lease liabilities	$1,240,225	$903,393
Weighted-average remaining lease term—operating leases		5.9 years
Weighted-average discount rate—operating leases		10.6%

In accordance with ASC 842, maturities of operating lease liabilities as of December 31, 2023 were as follows:

Operating
For the years ended December 31,	Lease
2024	$1,240,225
2025	1,277,176
2026	1,143,371
2027	1,082,859
2028	734,407
Thereafter	1,964,365
Total undiscounted cash flows	$7,442,402

Reconciliation of lease liabilities:
Weighted-average remaining lease terms	5.9 Years
Weighted-average discount rate	10.6%
Present values	$3,154,877

Lease liabilities—current	847,990
Lease liabilities—long-term	3,556,999
Lease liabilities—total	$4,404,989

Difference between undiscounted and discounted cash flows	$3,037,413

Contingencies

The Company is subject to various legal proceedings from time to time as part of its business. As of December 31, 2023, the Company was not currently party to any legal proceedings or threatened legal proceedings, the adverse outcome of which, individually or in the aggregate, it believes would have a material adverse effect on its business, financial condition and results of operations.

10. SHAREHOLDERS’ EQUITY

Common Stock

The Company has authorization to issue and have outstanding at any one time 40,000,000 share of common stock with a par value of $0.0001 per share. The shareholders of common stock shall be entitled to one vote per share and dividends declared by the Company’s Board of Directors.

Preferred Stock

The Company has authorization to issue and have outstanding at any one time 1,000,000 share of preferred stock with a par value of $0.0001 per share, in one or more classes or series within a class as may be determined by our board of directors, who establish, from time to time, the number of shares to be included in each class or series, fix the designation, powers, preferences and rights of the shares of each such class or series and any qualifications, limitations or restrictions thereof. Any preferred stock so issued is senior to other existing classes of common stock with respect to the payment of dividends or amounts upon liquidation or dissolution. As of December 31, 2023 and 2022, no shares of our preferred stock had been designated any rights and we had no shares of preferred stock issued and outstanding.

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

10. SHAREHOLDERS’ EQUITY (continued)

Stock Compensation

The Company issued a total of 100,000 shares of common stock to employees and consultants for compensation. These shares were valued at $2.85 per share for total stock-based compensation expense of $285,000. These shares were fully vested at issuance and as such the related stock-based compensation was recognized immediately.

Dividend policy

Dividends are paid at the discretion of the Board of Directors. There were no dividends declared for the years ended December 31, 2023 and 2022, respectively.

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

The following table sets forth the computation of basic and diluted net income per common share:

Years Ending December 31,	2023	2022
Net Loss	$(3,997,686)	$(3,554,897)
Weighted Average Shares of Common Stock Outstanding
Basic	13,230,613	12,173,031
Diluted	13,230,613	12,173,031

Years Ending December 31,	2023	2022
Earnings Per Share - Basic
Net Loss Per Share	(0.30)	(0.29)

Earnings Per Share - Diluted
Net Loss Per Share	(0.30)	(0.29)

12. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after December 31, 2023 up through the date the consolidated financial statements were available to be issued. Based upon the evaluation, except as disclosed below or within the footnotes, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements as of and for the year ended December 31, 2023.

On January 22, 2024, the Company effectuated a reverse stock split of its issued common stock, par value $0.0001, in the ratio of 1-for-8.

In March 2024, the Company closed stores located in Irvine, Cabazon and San Francisco, California.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Jay Kim	Chief Executive Officer	March 28, 2024
Jay Kim	(Principal Executive Officer)

/s/ Stephan Kim	Chief Financial Officer	March 28, 2024
Stephan Kim	(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jay Kim	Chief Executive Officer	March 28, 2024
Jay Kim	(Principal Executive Officer)

/s/ Stephan Kim	Chief Financial Officer	March 28, 2024
Stephan Kim	(Principal Financial and Accounting Officer)

/s/ Farooq M. Arjomand	Chairman of the Board of Directors	March 28, 2024
Farooq M. Arjomand

/s/ Dennis R. Egidi	Director	March 28, 2024
Dennis R. Egidi

/s/ Sehan Kim	Director	March 28, 2024
Sehan Kim

/s/ Andy Nasim	Director	March 28, 2024
Andy Nasim

/s/ Jennifer Tan	Director	March 28, 2024
Jennifer Tan