Form 10-K/A
period 2023-12-31
Reborn Coffee, Inc.
filed 2024-07-08
CIK 1707910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This amendment (the “Amendment”) is being filed to provide immaterial amendments to the financial statements of Reborn Coffee, Inc. (the “Company”), including the notes to the financial statements, for the years ended December 31, 2023 and 2022, contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission on March 28, 2024 (“Form 10-K), and in order to replace the Report of Independent Registered Public Accounting Firm of BF Borgers CPA PC (“Borgers”), included in the Form 10-K, with the Report of Independent Registered Public Accounting Firm from BCRG Group (“BCRG”), included in this Amendment, and to make certain other changes as described herein.

The following items have also been amended to reflect the immaterial amendments:

●	Part I, Item 1. Business

●	Part I, Item 1A. Risk Factors

●	Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

●	Part III, Item 14. Principal Accountant Fees and Services

●	Exhibit 21.1. Subsidiaries of Registrant

The Company’s Principal Executive Officer and Principal Financial Officer has provided new certifications dated as of the date of this filing in connection with this Amendment (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, no other portion of the Form 10-K is being amended and this Amendment does not reflect any events occurring after the filing of the Form 10-K.

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

PART I

Item 1. Business

Corporate History and Background

Reborn Coffee, Inc. (“Reborn”) was incorporated in the State of Florida in January 2018. In July 2022, Reborn was migrated from Florida to Delaware, and filed a certificate of incorporation with the Secretary of State of the State of Delaware having the same capitalization structure as the Florida predecessor entity. Reborn has the following wholly owned subsidiaries:

●	Reborn Global Holdings, Inc. (“Reborn Holdings”), a California Corporation incorporated in November 2014. Reborn Holdings is engaged in the operation of wholesale distribution and retail coffee stores in California to sell a variety of coffee, tea, Reborn brand name water and other beverages along with bakery and dessert products.

●	Reborn Coffee Franchise, LLC (the “Reborn Coffee Franchise”), a California limited liability corporation formed in December 2020, is a franchisor providing premier roaster specialty coffee to franchisees or customers. Reborn Coffee Franchise continues to develop the Reborn Coffee system for the establishment and operation of Reborn Coffee stores using one or more Reborn Coffee marks. Reborn Coffee Franchise does not have any franchisee as of December 31, 2023.

●	Reborn Realty, LLC (the “Reborn Realty”), a California limited liability corporation formed in March 2023, is an entity which acquired a real property located at 596 Apollo Street, Brea, California.

●	Reborn Coffee Korea, Inc. (the “Reborn Korea”) – a Korea corporation located in Daejon, South Korea formed in October 2023, is a wholly owned subsidiary of Reborn Holdings with one retail coffee store under the brand name of Reborn Coffee.

●	Reborn Malaysia, Inc. (the “Reborn Malaysia”) – a Malaysian corporation located in Kuala Lumpur, Malaysia formed in October 2023, is majority owned subsidiary, with 60% ownership, of Reborn Holdings with one retail coffee store under the brand name of Reborn Coffee.

Reborn Coffee, Inc., Reborn Global Holdings, Inc., Reborn Coffee Franchise, LLC, Reborn Realty, LLC, Reborn Korea and Reborn Malaysia will be collectively referred as the “Company”.

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

In 2023, we generated approximately $5.5 million of revenue, $4.7 million of net loss, a net loss margin of -82.5%, and approximately -$4.3 million of Adjusted EBITDA, a non-GAAP financial measure, resulting in an Adjusted EBITDA margin, a non-GAAP financial measure, of -77.7%. In 2022, we generated approximately $3.2 million of revenue, $3.6 million of net loss, a net loss margin of –109.3%, and approximately -$3.3 million of Adjusted EBITDA, a non-GAAP financial measure, resulting in an Adjusted EBITDA margin, a non-GAAP financial measure, of -102.8%.

A reconciliation of net income to EBITDA, Adjusted EBITDA, and Adjusted EBITDA margin is provided below:

	Years ended December 31,
	2023	2022

Total net revenue, as reported	$5,508,139	$3,240,523
Loss from operations, as reported	$(4,542,779)	$(3,540,542)
Operating margin	-82.5%	-109.3%

Net loss, as reported	$(4,725,123)	$(3,554,897)
Interest, net	129,480	29,195
Taxes	7,828	1,600
Depreciation and amortization	262,019	210,616
EBITDA	(4,325,796)	(3,313,486)
Other expense (income)	8,942	(16,440)
Loss on the sale of a building	36,094	-
Adjusted EBITDA	$(4,280,760)	$(3,329,926)
Adjusted EBITDA margin	-77.7%	-102.8%

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

Our brand experience has enabled strong growth and financial performance. Revenue grew from $3.2 million in the 12 months ended December 31, 2022, to $5.5 million in the 12 months ended December 31, 2023. We continue to accelerate the pace of new stores openings and intend to operate over 20 corporate-owned locations and 20 franchised locations by the year end of 2024.

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

We have a history of operating losses and negative cash flow in operating activities. We have incurred recurring net losses, including net losses from operations before income taxes of $4.7 million and $3.5 million for the year ended December 31, 2023 and 2022, respectively, and we had an accumulated deficit of $16.1 million at December 31, 2023. These factors raise substantial doubt as to our ability to continue as a going concern, and our independent registered public accounting firm has included a going concern uncertainty explanatory paragraph in their report for 2023. Our cash needs will depend on numerous factors, including our revenues, completion of our product development activities, customer and market acceptance of our product, and our ability to reduce and control costs. We expect to devote substantial capital resources to, among other things, fund operations and continue development plans. In August 2022, the Company consummated the IPO of 1,440,000 shares of its common stock at a public offering price of $5.00 per share, generating gross proceeds of $7,200,000. Net proceeds from the IPO were approximately $6.2 million after deducting underwriting discounts and commissions and other offering expenses of approximately $998,000. To support our existing and planned business model, the Company needs to raise additional capital to fund our future operations. The Company has not experienced any difficulty in raising funds through loans, and has not experienced any liquidity problems in settling payables in the normal course of business and repaying loans when they fall due. Successful renewal of our loans, however, is subject to numerous risks and uncertainties. In addition, the increasingly competitive industry conditions under which we operate may negatively impacted our results of operations and cash flows. Additional debt financing is anticipated to fund the Company’s operations in near future. However, there are no current agreements or understandings with regard to the form, time or amount of such financing and there is no assurance that any of this financing can be obtained or that the Company can continue as a going concern.

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

As of December 31, 2023, Reborn had 14 company-owned locations. One of the key means to achieving our growth strategy will be through opening new locations and operating those locations on a profitable basis. We opened 4 new company-operated locations in 2023. In 2024, we expect to open up to 20 company-operated retail locations and 20 franchise locations.

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

On June 21, 2024, we received a staff determination letter (the “Letter”) from the Nasdaq Listing Qualifications Staff (the “Staff”) of The Nasdaq Stock Market LLC notifying us that because we had not yet filed our Form 10-Q for the fiscal quarter ended March 31, 2024 (the “Filing”), Nasdaq determined that we had failed to comply with the filing requirement set forth in Nasdaq Listing Rule 5250(c)(1) (the “Determination”).

As previously announced on May 15, 2024, we were required to dismiss BF Borgers CPA PC as our independent registered public accounting firm. We were required to engage a new independent registered public accounting firm in order to complete and file the Filing. On May 14, 2024, our Audit Committee approved the engagement of BCRG Group (“BCRG”) as our new independent registered public accounting firm. Due to the timing of the appointment of BCRG, we were unable without unreasonable effort and expense to complete the review of our financial statements for the quarter ended March 31, 2024 before the required filing date for the Filing.

A Nasdaq Hearings Panel (the “Panel”) had previously placed us on a Discretionary Panel Monitor for a period of one year or until May 16, 2025 after we regained compliance with previous Nasdaq listing deficiencies, which would require the Staff to issue a Delist Determination Letter in the event that we failed to maintain compliance with any continued listing requirement (the “Panel Monitor”). On June 25, 2024, we requested an appeal of the Determination to the Panel and requested a stay of the suspension pending a hearing. A hearing date has not yet been set.

There can be no assurances that the Panel will grant our request for a hearing or a stay on its suspension of our securities. Additionally, there can be no assurances that the Panel will provide a decision in our favor after the hearing, or that we will be able to remain in compliance with the applicable Nasdaq listing requirements on an ongoing basis.

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

	Year Ended December 31,
	2023	2022
Net revenues:
Stores	$52,66,783	$3,184,491
Wholesale and online	241,356	56,032
Total net revenues	5,508,139	3,240,523
Operating costs and expenses:
Product, food and drink costs—stores	1,782,681	1,092,573
Cost of sales—wholesale and online	105,714	24,542
General and administrative	8,162,523	5,663,950
Total operating costs and expenses	10,050,918	6,781,065
Loss from operations	(4,542,779)	(3,540,542)
Other income (expense):
Other income (expense)	(8,942)	16,440
Paycheck protection program (PPP) loan forgiven income	-	-
Interest expense	(129,480)	(29,195)
Loss on the sale of building	(36,094)	-
Total other expense	(174,516)	(12,755)
Loss before income taxes	(4,717,295)	(3,553,297)
Provision for income taxes	7,828	1,600
Net loss	$(4,725,123)	$(3,554,897)

Earnings (loss) per share:
Basic and diluted	$(0.36)	$(0.29)

Weighted average number of common shares outstanding:
Basic and diluted	13,230,613	12,173,031

Revenues. Revenues were approximately $5.5 million for the year ended December 31, 2023, compared to $3.2 million for the year ended December 31, 2022, representing an increase of approximately $2,268,000, or 70.0%. The increase in sales for the periods was primarily driven by the opening of new locations, and to the continued focus on marketing efforts to grow brand recognition.

Product, food and drink costs. Product, food and drink costs were approximately $1,783,000 for the year ended December 31, 2023 compared to $1,093,000 for the comparable period in 2022, representing an increase of approximately $690,000, or 63.2%. The increase in costs was partially driven by the opening of new locations and the overall increase in sales for the period.

General and administrative expenses. General and administrative expenses were approximately $8,163,000 for the year ended December 31, 2023 compared to $5,664,000 for the comparable period in the prior year, representing an increase of approximately $2,499,000, or 44.1%. The increase was mainly caused by increased occupancy expenses and labor costs with opening of new locations.

Liquidity and Capital Resources

We have a history of operating losses and negative cash flow in operating activities. We have incurred recurring net losses, including net losses from operations before income taxes of $4.7 million and $3.5 million for the year ended December 31, 2023 and 2022, respectively. We used $3.2 million and $3.3 million of cash for operating activities the year ended December 31, 2023 and 2022, respectively, and we had an accumulated deficit of $16,787,000 at December 31, 2023. These factors raise substantial doubt as to our ability to continue as a going concern, and our independent registered public accounting firm has included a going concern uncertainty explanatory paragraph in their report for 2023.

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

	Year Ended December 31,
	2023	2022
Statement of Cash Flow Data:
Net cash used in operating activities	(3,179,003)	(3,297,058)
Net cash used in investing activities	(2,413,257)	(681,531)
Net cash provided by financing activities	2,737,526	6,092,573

Cash Flows Used in Operating Activities

Net cash used in operating activities during the year ended December 31, 2023 was approximately $3.2 million, which resulted from net loss of $4.7 million, non-cash charges of $285,000 for stock compensation, $272,000 for operating lease and $262,000 for depreciation, and net cash inflows of $727,000 from changes in operating assets and liabilities.

Net cash used in operating activities during the year ended December 31, 2022 was approximately $3.3 million, which resulted from net loss of $3.6 million, non-cash charges of $441,000 for stock compensation, $21,000 for operating lease and $210,616 for depreciation, and net cash outflows of $415,000 from changes in operating assets and liabilities.

Cash Flows Used in Investing Activities

Net cash used in investing activities for the year ended December 31, 2023 and 2022 was $2,413,000 and $682,000, respectively, These expenditures in each period are primarily related to purchases of property and equipment in connection with current and future location openings and maintaining our existing locations.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities during the year ended December 31, 2023 was $2.7 million, which was primarily a proceeds from the credit line and loans. Net cash provided by financing activities during the year ended December 31, 2022 was $6.1 million, which was primarily a proceeds from the IPO.

As of December 31, 2023, the Company had total assets of approximately $8.9 million. Our cash balance as of December 31, 2023 was approximately $164,000.

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

Stephan Kim, age 48, Chief Financial Officer

Mr. Kim has served as the full-time Chief Financial Officer of the Company since June 26, 2022. Prior to joining Reborn Coffee, Mr. Kim provided professional accounting and tax consulting services for nearly 20 years to various clients in the consumer retail, healthcare, industrial manufacturing, and technology industries. Throughout his career as a public accountant, controller and banker in the US and South Korea, Mr. Kim has obtained broad and in-depth expertise on international accounting, finance, taxes and Sarbanes-Oxley 404 compliance. Mr. Kim graduated from Sogang University in South Korea with a B.A. in Sociology and Business in 2002 and earned a Master’s degree in Professional Accountancy from Indiana University in 2005. Mr. Kim began his career in 2002 as a banker with Shinhan Bank in South Korea. From 2005 to 2010, Mr. Kim was an Audit Manager at KPMG, Los Angeles office.

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

Current Audit Firm

We have appointed BCRG Group (“BCRG”) to serve as our independent registered public accounting firm for the fiscal year ending December 31, 2023. BCRG has served as our independent registered public accounting firm since 2024.

Fees Billed to the Company in fiscal year 2023 and 2022

The following table sets forth the fees billed to us by our former principal auditor, K&C, for professional services rendered during the fiscal years ended December 31, 2022 and our former principal auditor, BF Borgers CPA PC , for professional services rendered during the fiscal years ended December 31, 2023:

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

(b)	Exhibits

EXHIBIT INDEX

3.1	Certificate of Incorporation (Delaware), dated July 27, 2022 (incorporated by reference to Exhibit 3.1 to Amendment No. 5 to our Registration Statement on Form S-1 filed on August 2, 2022)
3.2	Bylaws of Registrant (Delaware) (incorporated by reference to Exhibit 3.2 to Amendment No. 5 to our Registration Statement on Form S-1 filed on August 2, 2022)
4.1	Specimen Common Stock Certificate (Delaware) (incorporated by reference to Exhibit 4.1 to Amendment No. 5 to our Registration Statement on Form S-1 filed on August 2, 2022)
4.2	Form of Representative’s Warrant (incorporated by reference to Exhibit 4.5 to Amendment No. 2 to our Registration Statement on Form S-1 filed on April 18, 2022)
4.3***	Description of Registrant’s Securities
10.1	Share Exchange Agreement, dated May 7, 2018 by and among Capax, Reborn and each of the RB shareholders (incorporated by reference to Exhibit 10.1 to Amendment No. 2 to our Registration Statement on Form S-1 filed on April 18, 2022)
10.2	Form of Letter Agreement (Lockup) by and among Registrant, officers and directors of Registrant and EF Hutton (incorporated by reference to Exhibit 10.2 to Amendment No. 2 to our Registration Statement on Form S-1 filed on April 18, 2022)
10.3	Form of Director and Officer Indemnity Agreement (incorporated by reference to Exhibit 10.3 to Amendment No. 2 to our Registration Statement on Form S-1 filed on April 18, 2022)
10.4	Shopping Center Lease by and between Reborn Global Holdings, Inc. and La Floresta Regency, LLC, effective July 25, 2016 (incorporated by reference to Exhibit 10.4 to Amendment No. 2 to our Registration Statement on Form S-1 filed on April 18, 2022)
10.5	Standard Industrial/ Commercial Multi-Tenant Lease, as amended, by and between Reborn Global Holdings, Inc. and Foothill Crescenta, LLC, effective December 6, 2016 (incorporated by reference to Exhibit 10.5 to Amendment No. 2 to our Registration Statement on Form S-1 filed on April 18, 2022)
10.6	Shopping Center Lease by and between Reborn Global Holdings, Inc. and Sibling Associates, LLC, effective July 12, 2017 (incorporated by reference to Exhibit 10.6 to Amendment No. 2 to our Registration Statement on Form S-1 filed on April 18, 2022)
10.7	Standard Lease by and between Reborn Global Holdings, Inc. and El Toro, LP, effective February 12, 2021 (incorporated by reference to Exhibit 10.7 to Amendment No. 2 to our Registration Statement on Form S-1 filed on April 18, 2022)
10.8	Long Term Kiosk License Agreement by and between Reborn Global Holdings, Inc. and Tyler Mall Limited Partnership, effective February 4, 2021 (incorporated by reference to Exhibit 10.8 to Amendment No. 2 to our Registration Statement on Form S-1 filed on April 18, 2022)

10.9	Long Term Kiosk License Agreement by and between Reborn Global Holdings, Inc. and Stonestown Shopping Center, LP, effective December 22, 2020 (incorporated by reference to Exhibit 10.9 to Amendment No. 2 to our Registration Statement on Form S-1 filed on April 18, 2022)
10.10	Long Term Kiosk License Agreement by and between Reborn Global Holdings, Inc. and Glendale I Mall Associates, LP, effective October 27, 2020 (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to our Registration Statement on Form S-1 filed on April 18, 2022)
10.11	Form of Subscription Agreement (Regulation A+ Offering) (incorporated by reference to Exhibit 10.11 to Amendment No. 2 to our Registration Statement on Form S-1 filed on April 18, 2022)
10.12	Amendment to Share Exchange Agreement, dated January 25, 2022, by and among Reborn Coffee Inc., Andrew Weeraratne and each of the former shareholders of Reborn Global Holdings, Inc., a California corporation (incorporated by reference to Exhibit 10.10 to Amendment No. 5 to our Registration Statement on Form S-1 filed on August 2, 2022)
10.13	Offer of Employment by and between the Company and Stephan Kim, dated July 27, 2022 (incorporated by reference to Exhibit 10.11 to Amendment No. 5 to our Registration Statement on Form S-1 filed on August 2, 2022)
10.14	Line of Credit Note issued by Reborn Global Holdings, Inc. on June 1, 2023 in the name of DRE, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 24, 2023)
10.15	Exchange Agreement by and between Reborn Coffee, Inc. and DRE, Inc. dated November 28, 2023 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 29, 2023)
16.1	Letter from Kreit and Chiu CPA LLP dated May 1, 2023 (incorporated by reference to Exhibit 16.1 to our Current Report on Form 8-K filed on May 2, 2023)
21.1*	Subsidiaries of Registrant
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1***	Reborn Coffee, Inc. Clawback Policy
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

**	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

***	Previously filed.

Item 16. Form 10-K Summary

None.

Report of Independent Registered Public Accounting Firm

To the Board of Directors

and Stockholders of Reborn Coffee, Inc. and Subsidiaries

Opinion on the Consolidated Financial Statements’

We have audited the accompanying consolidated balance sheet of Reborn Coffee, Inc. and Subsidiaries (the “Company”) as of December 31, 2023, the related statement of operations, stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States. The financial statements of the Company as of December 31, 2022 and for the year then ended were audited by other auditors whose report dated April 11, 2023 expressed an unqualified opinion on those statements.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

●	Going Concern – As discussed in Note 2 to the consolidated financial statements, the Company has a going concern due to negative working capital and losses from operations which raises substantial doubt about its ability to continue as a going concern. Auditing management’s evaluation of a going concern can be a significant judgment given the fact that the Company uses management estimates on future revenues and expenses, which are difficult to substantiate. To evaluate the appropriateness of the going concern, we examined and evaluated the financial information along with management’s plans to mitigate the going concern and management’s disclosure on going concern.

/s/ BCRG Group

BCRG Group (PCAOB ID 7158)

We have served as the Company’s auditor since 2024.

Irvine, CA

July 8, 2024

REBORN COFFEE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31,	2023	2022

ASSETS
Current assets:
Cash and cash equivalents	$164,301	$3,019,035
Accounts receivable, net of allowance for doubtful accounts of $0 and $0, respectively	56,938	780
Inventories, net	185,061	132,343
Prepaid expense and other current assets	359,124	477,850
Total current assets	765,424	3,630,008
Property and equipment, net	3,494,050	1,581,805
Operating lease right-of-use asset	4,566,968	3,010,564
Other assets	425,712	235,164

Total assets	$9,252,154	$8,457,541

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$632,753	$87,809
Accrued expenses and current liabilities	611,290	233,053
Loans payable to financial institutions	791,352	44,664
Loan payable to other	609,027	-
Loan payable to shareholder	100,000	-
Current portion of loan payable, emergency injury disaster loan (EIDL)	30,060	30,060
Current portion of loan payable, payroll protection program (PPP)	45,678	45,678
Current portion of operating lease liabilities	1,003,753	624,892
Total current liabilities	3,823,913	1,066,156
Loans payable to financial institutions, less current portion	335,147	6,234
Loan payable, emergency injury disaster loan (EIDL), less current portion	469,940	469,940
Loan payable, payroll protection program (PPP), less current portion	51,595	98,697
Operating lease liabilities, less current portion	3,725,153	2,529,985
Total liabilities	8,405,748	4,171,012

Commitments and Contingencies

Stockholders’ equity
Common Stock, $0.0001 par value, 40,000,000 shares authorized; and 14,929,390 and 13,162,723 shares issued and outstanding at December 31, 2023 and 2022, respectively	1,493	1,316
Preferred Stock, $0.0001 par value, 1,000,000 shares authorized; no shares issued and outstanding at December 31, 2023 and 2022	-	-
Additional paid-in capital	17,601,837	16,317,014
Accumulated deficit	(16,756,924)	(12,031,801)
Total stockholders’ equity	846,406	4,286,529

Total liabilities and stockholders’ equity	$9,252,154	$8,457,541

See accompanying notes to consolidated financial statements.

REBORN COFFEE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31,	2023	2022

Net revenues:
Stores	$5,266,783	$3,184,491
Wholesale and online	241,356	56,032
Total net revenues	5,508,139	3,240,523

Operating costs and expenses:
Product, food and drink costs—stores	1,782,681	1,092,573
Cost of sales—wholesale and online	105,714	24,542
General and administrative	8,162,523	5,663,950
Total operating costs and expenses	10,050,918	6,781,065

Loss from operations	(4,542,779)	(3,540,542)

Other income (expense):
Other income (expense)	(8,942)	16,440
Interest expense	(129,480)	(29,195)
Loss on the sale of building	(36,094)	-
Total other income (expense), net	(174,516)	(12,755)

Loss before income taxes	(4,717,295)	(3,553,297)

Provision for income taxes	7,828	1,600

Net loss	$(4,725,123)	$(3,554,897)

Loss per share:
Basic and diluted	$(0.36)	$(0.29)

Weighted average number of common shares outstanding:
Basic and diluted	13,230,613	12,173,031

See accompanying notes to consolidated financial statements.

REBORN COFFEE, INC. AND SUBSIDIARIES

CONSOLIDATED SHAREHOLDERS’ EQUITY

					Additional	Subscription of		Total
	Common Stock		Preferred Stock		Paid-in	Common	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Equity
Balance as of December 31, 2021	11,634,523	1,163	-	-	$9,674,037	-	(8,476,904)	1,198,295
Net loss	-	-	-	-	-	-	(3,554,897)	(3,554,897)
Stock compensation – issuance for services	88,200	9	-	-	440,991	-	-	441,000
Common stock issued	1,440,000	144	-	-	7,199,856	-	-	7,200,000
Offering costs associated with issuance of common stock in the Initial Public Offering			-		(997,870)			(997,870)
Balance as of December 31, 2022	13,162,723	$1,316	-	$-	$16,317,014	$-	$(12,031,801)	$4,286,529
Net loss	-	-	-	-	-	-	(4,725,123)	(4,725,123)
Stock compensation – issuance for services	100,000	10	-	-	284,990	-	-	285,000
Common stock issued – conversion from the credit line	1,666,667	167	-	-	999,833	-	-	1,000,000
Balance as of December 31, 2023	14,929,390	$1,493	-	$-	$17,601,837	$-	$(16,756,924)	$846,406

See accompanying notes to consolidated financial statements.

REBORN COFFEE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,	2023	2022

Cash flows from operating activities:
Net loss	$(4,725,123)		$(3,554,897)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation	285,000		441,001
Operating lease	256,618		21,065
Depreciation	262,019		210,616
Changes in operating assets and liabilities:
Accounts receivable	(56,158)		(780)
Inventories	(52,718)		(43,466)
Prepaid expense and other current assets	(71,822)		(521,176)
Accounts payable	544,944		42,062
Accrued expenses and current liabilities	378,237		108,518
Net cash used in operating activities	(3,179,003)		(3,297,058)

Cash flows from investing activities:
Purchases of property and equipment	(2,413,257)		(681,531)
Net cash used in investing activities	(2,413,257)		(681,531)

Cash flows from financing activities:
Proceeds from issuance of common stock	-		7,200,000
Payment for offering costs	-		(997,870)
Proceeds from Line of Credit	1,000,000		685,961
Repayment of Line of Credit	-		(685,961)
Proceeds from loans	1,784,628		262,215
Repayments of loans	(47,102)		(355,783)
Repayments of equipment loan payable	-		(15,989)
Net cash provided by financing activities	2,737,526		6,092,573

Net (decrease) increase in cash	(2,854,734)		2,113,984

Cash at beginning of period	3,019,035		905,051

Cash at end of period	$164,301		$3,019,035

Supplemental disclosures of non-cash financing activities:
Conversion of credit line to common stock issuances	$1,000,000	$

Supplemental disclosure of cash flow information:
Cash paid during the years for:
Interest	$129,000		$8,500
Income taxes	$800		$1,600

See accompanying notes to consolidated financial statements.

REBORN COFFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS

Reborn Coffee, Inc. (“Reborn”) was incorporated in the State of Florida in January 2018. In July 2022, Reborn was migrated from Florida to Delaware, and filed a certificate of incorporation with the Secretary of State of the State of Delaware having the same capitalization structure as the Florida predecessor entity. Reborn has the following wholly owned subsidiaries:

●	Reborn Global Holdings, Inc. (“Reborn Holdings”), a California Corporation incorporated in November 2014. Reborn Holdings is engaged in the operation of wholesale distribution and retail coffee stores in California to sell a variety of coffee, tea, Reborn brand name water and other beverages along with bakery and dessert products.

●	Reborn Coffee Franchise, LLC (the “Reborn Coffee Franchise”), a California limited liability corporation formed in December 2020, is a franchisor providing premier roaster specialty coffee to franchisees or customers. Reborn Coffee Franchise continues to develop the Reborn Coffee system for the establishment and operation of Reborn Coffee stores using one or more Reborn Coffee marks. Reborn Coffee Franchise does not have any franchisee as of December 31, 2023.

●	Reborn Realty, LLC (the “Reborn Realty”), a California limited liability corporation formed in March 2023, is an entity which acquired a real property located at 596 Apollo Street, Brea, California.

●	Reborn Coffee Korea, Inc. (the “Reborn Korea”) – a Korea corporation located in Daejon, South Korea formed in October 2023, is a wholly owned subsidiary of Reborn with one retail coffee store under the brand name of Reborn Coffee.

●	Reborn Malaysia, Inc. (the “Reborn Malaysia”) – a Malaysian corporation located in Kuala Lumpur, Malaysia formed in October 2023, is majority owned subsidiary, with 60% ownership, of Reborn with one retail coffee store under the brand name of Reborn Coffee.

Reborn Coffee, Inc., Reborn Global Holdings, Inc., Reborn Coffee Franchise, LLC, Reborn Realty, LLC, Reborn Korea and Reborn Malaysia will be collectively referred as the “Company”.

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

Minority Interest

Reborn owns 60% of Reborn Malaysia located in Kuala Lumpur with one retail coffee store under the brand name of Reborn Coffee. For the year ended December 31, 2023, minority interest was not material as the store in Malaysia opened in November 2023.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $16,756,924 at December 31, 2023, and had a net loss of $4,725,123 for the year ended December 31, 2023 and net cash used in operating activities of $3,179,003 for the year ended December 31, 2023. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

We shall generate revenues from two geographic areas, consisting of North America and Asia. The following enterprise-wide disclosure is prepared on a basis consistent with the preparation of the consolidated financial statements. The following table contains certain financial information by geographic area:

Years Ended December 31,	2023	2022

Net Sales:
North America	$5,422,149	$3,240,523
Asia	85,990	-
Total net sales	$5,508,139	$3,240,523

December 31,	2023	2022

Long-lived asset, net:
North America	$2,162,263	$1,581,805
Asia	1,331,787	-
Total long-lived asset, net	$3,494,050	$1,581,805

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

Foreign Currency Translations

The Company has wholly owned subsidiaries in foreign countries, South Korea and Malaysia. Fluctuations in foreign currency impact the amount of total assets, liabilities, earnings and cash flows that the Company report for foreign subsidiaries upon the translation of these amounts into U.S. Dollars for, and as of the end of, each reporting period. In particular, the strengthening of the U.S. Dollar generally will reduce the reported amount of our foreign-denominated cash, cash equivalents, total revenues and total expense that we translate into U.S. Dollars and report in the Company’s consolidated financial statements for, and as of the end of, each reporting period. However, a majority of the Company’s consolidated revenue is denominated in U.S. Dollars, and therefore, the Company’s revenue is not directly subject to foreign currency risk.

In accordance with FASB ASC 830, "Foreign Currency Matters", when an operation has transactions denominated in a currency other than its functional currency, they are measured in the functional currency. Changes in the expected functional currency cash flows caused by changes in exchange rates are included in net income for the period.

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

Other recently issued accounting updates are not expected to have a material impact on the Company’s consolidated financial statements.

3. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

December 31,	2023	2022

Furniture and equipment	$2,552,021	$1,203,737
Leasehold improvement	1,037,277	639,602
Store construction	361,575	251,745
Store	663,651	300,000
Vehicle	103,645	57,859

Total property and equipment	4,718,169	2,452,943
Less accumulated depreciation	(1,224,119)	(871,138)

Total property and equipment, net	$3,494,050	$1,581,805

Depreciation expense on property and equipment amounted to approximately $262,000 and $211,000 for the years ended December 31, 2023 and 2022, respectively.

4. LOANS PAYABLE TO FINANCIAL INSITUTIONS

Loans payable to financial institutions consisted of the following:

December 31,	2023	2022

Loan agreement with principal amount of $140,954 and repayment rate of 20.5% for a total of $124,430. The loan payable matures in February 2024	$-	$50,898
Loan agreements with principal amount of $960,777 and repayment rate of 14.75% to 20.0% for a total of $845,484. The loans payable mature on various dates in 2025.	1,005,442	-
Loan agreement with principal amount of $140,954 with an interest rate of 30.0% per annum with a maturity date on May 31, 2024	121,058	-

Total loan payable	1,126,499	50,898
Less: current portion	(791,352)	(44,664)

Total loan payable, net of current	$335,147	$6,234

5. LOAN PAYABLE TO OTHER

Loans payable to others consisted of the following:

December 31,	2023	2022

Loan agreement with principal amount of $140,954 and repayment rate of 20.5% for a total of $124,430. The loan payable matures in February 2024	$300,000	$-
Loan agreements with principal amount of $960,777 and repayment rate of 14.75% to 20.0% for a total of $845,484. The loans payable mature on various dates in 2025.	309,027	-

Total loan payable	609,027	-
Less: current portion	(609,027)	-

Total loan payable, net of current	$-	$-

December 2023 - $300,000

On December 27, 2023, the Company entered into a short-term borrowing agreement with a private party for a principal amount of $300,000 with a monthly interest of $9,000. The loan payable matures on March 31, 2024.

December 2023 – Prime Capital

The Company time to time borrows from a lender, Prime Capital, as a short-term loan with interest at 12%. The loan is due upon demand.

6. LOAN PAYABLE TO SHAREHOLDER

In October 2023. the Company borrowed $100,000 from the shareholder and Chairman of the Company, Farooq M. Arjomand. The amount is due upon demand and bears no interest.

7. LOAN PAYABLE, EMERGENCY INJURY DISASTER LOAN (EIDL)

Loans payable, Emergency Injury Disaster Loan (EIDL) consisted of the following:

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

8. LOAN PAYABLE, PAYROLL PROTECTION LOAN PROGRAM (PPP)

Loans payable, Payroll Protection Loan Program (PPP) consisted of the following:

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

9. INCOME TAX

Total income tax (benefit) expense consists of the following:

For the Years Ended December 31,	2023	2022

Current provision (benefit):
Federal	$-	$-
State	7,828	1,600
Total current provision (benefit)	7,828	1,600

Deferred provision (benefit):
Federal	-	-
State	-	-
Total deferred provision (benefit)	-	-

Total tax provision (benefit)	$7,828	$1,600

A reconciliation of the Company’s effective tax rate to the statutory federal rate is as follows:

December 31,	2023	2022

Statutory federal rate	21.00%	21.00%
State income taxes net of federal income tax benefit and others	6.98%	6.98%
Permanent differences for tax purposes and others	0.00%	0.00%
Change in valuation allowance	-27.98%	-27.98%

Effective tax rate	0%	0%

The income tax benefit differs from the amount computed by applying the U.S. federal statutory tax rate of 21% and California state income taxes of 6.98% due to the change in the valuation allowance.

December 31,	2023	2022

Deferred tax assets:
Net operating loss	$3,507,307	$2,515,031
Other temporary differences	-	-

Total deferred tax assets	3,507,307	2,515,031
Less – valuation allowance	(3,507,307)	(2,515,031)

Total deferred tax assets, net of valuation allowance	$-	$-

Deferred income taxes reflect the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred tax assets and liabilities are as follows:

As of December 31, 2023, the Company had available net operating loss carryovers of approximately $3,507,000. Per the Tax Cuts and Jobs Act (TCJA) implemented in 2018, the two-year carryback provision was removed and now allows for an indefinite carryforward period. The carryforwards are limited to 80% of each subsequent year’s net income. As a result, net operating loss may be applied against future taxable income and expires at various dates subject to certain limitations. The Company has a deferred tax asset arising substantially from the benefits of such net operating loss deduction and has recorded a valuation allowance for the full amount of this deferred tax asset since it is more likely than not that some or all of the deferred tax asset may not be realized.

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

As of December 31, 2023, the Company had cumulative net operating loss carryforwards for federal tax purposes of approximately $3,507,000. In addition, the Company had state tax net operating loss carryforwards of the same amount. The carryforwards may be applied against future taxable income and expires at various dates subject to certain limitations.

10. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company entered into the following operating facility leases:

Brea (Corporate office 1) - On September 1, 2018, the Company entered into an operating facility lease for its corporate office located in Brea, California with a term of 72 months and an option to extend. The lease started on September 2018 and expires in August 2024.

Brea (Corporate office 2) – On June 28, 2023, the Company entered into an operating facility lease for its corporate office located in Brea, California with term of 36 months at $21,500 per month. The lease started on July 2023 and expires in June 2029.

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

In accordance with ASC 842, the components of lease expense were as follows:

Years ended December 31,	2023	2022
Operating lease expense	$1,315,541	$899,304
Total lease expense	$1,315,541	$899,304

In accordance with ASC 842, other information related to leases was as follows:

Years ended December 31,	2023	2022
Operating cash flows from operating leases	$1,300,280	$903,393
Cash paid for amounts included in the measurement of lease liabilities	$1,300,280	$903,393
Weighted-average remaining lease term—operating leases		5.6 years
Weighted-average discount rate—operating leases		10.7%

In accordance with ASC 842, maturities of operating lease liabilities as of December 31, 2023 were as follows:

Operating
For the years ended December 31,	Lease
2024	$1,464,379
2025	1,328,666
2026	1,137,189
2027	677,224
2028	410,673
Thereafter	1,553,692
Total undiscounted cash flows	$6,571,823

Reconciliation of lease liabilities:
Weighted-average remaining lease terms	5.6 Years
Weighted-average discount rate	10.7%
Present values	$4,728,906

Lease liabilities—current	1,003,753
Lease liabilities—long-term	3,725,153
Lease liabilities—total	$4,728,906

Difference between undiscounted and discounted cash flows	$1,842,917

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

Issuance of Common Stock in Settlement of Antidilution Provisions

In May 2018, the Company entered into a share exchange agreement wherein Capax, Inc., the predecessor entity of Reborn Coffee, Inc. (“Capax”) effectively merged with Reborn Global Holdings, Inc. to form the Company. In this share exchange agreement, the preexisting shareholder of Capax were provided covenants that for a period of one year following the date upon which the Company is approved for quotation or trading on a public exchange (“IPO”), the percentage of ownership of the prior shareholders of Capax would not be less than the 5% of the total number of shares of voting common stock outstanding of the Company that they owned following the share exchange. In the event the ownership of the pre-merger shareholders of Capax fell below 5%, the Company was obligated to issue that number of shares of common stock to those shareholders which would increase the ownership of all of the Pre-Merger Shareholders to five percent (5%) of the total outstanding voting common shares of the Company. During the year ended December 31, 2021, the Company issued 325,495 shares of common stock under these provisions.

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

The following table sets forth the computation of basic and diluted net income per common share:

Years Ended December 31,	2023	2022

Net Loss	$(4,725,123)	$(3,554,897)

Weighted Average Shares of Common Stock Outstanding
Basic	13,230,613	12,173,031
Diluted	13,230,613	12,173,031

Earnings Per Share - Basic
Basic	(0.36)	(0.29)
Diluted	(0.36)	(0.29)

13. RELATED PARTY TRANSACTIONS

The Company had the following related party transactions:

●	In October 2023. the Company borrowed $100,000 from the shareholder and Chairman of the Company, Farooq M. Arjomand. The amount is due upon demand and bears no interest.

●	In June 2023, the Company entered into a facility lease agreement for corporate office located in Brea, California with DRE, Inc., a company owned by the Board of Director of the Company. The lease has 60 months term and expires in June 2029.

14. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after December 31, 2023 up through the date the consolidated financial statements were available to be issued. Based upon the evaluation, except as disclosed below or within the footnotes, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements as of and for the year ended December 31, 2023 except as follows:

●	On January 10, 2024, the Company entered into a securities subscription agreement (“Subscription Agreement”) with Farooq M. Arjomand (the “Investor”), the Chairman of the Company’s Board of Directors and an “accredited investor,” as defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”). Pursuant to the Subscription Agreement, the Company offered and sold to the Investor a total of 1,666,667 shares of the Company’s common stock, par value $0.0001 (the “Common Stock”), at a purchase price of $0.60 per share, for aggregate gross proceeds of approximately $1 million. The Company intends to use the net proceeds from the sale of the Common Stock for working capital and other general corporate purposes.

●	On January 12, 2024, the Company filed a Certificate of Amendment (the “Certificate of Amendment”) to the Company’s Certificate of Incorporation to effect a reverse stock split of its issued Common Stock in the ratio of 1-for-8 (the “Reverse Stock Split”). The Company anticipates the Common Stock will begin trading on the Nasdaq Capital Market on a Reverse Stock Split-adjusted basis at the market open on Monday, January 22, 2024.

●	On February 12, 2024, the Company entered into a Pre-Paid Advance Agreement (the “PPA”) with EF Hutton YA Fund, LP, a Delaware limited partnership (the “Investor”). In accordance with the terms of the PPA, on February 12, 2024, the Investor advanced to the Company a pre-paid advance of $1,100,000 (the “Pre-Paid Advance”). The Pre-Paid Advances was purchased by the Investor at 90% of the face amount. If and when requested by the Investor in writing (a “Purchase Notice”) while the Pre-Paid Advance is outstanding, the Investor may require the Company to issue and sell shares of the Company’s common stock, par value $0.0001, per share (“common stock”) to the Investor (a “PPA Advance”) and the amounts outstanding under each Pre-Paid Advance will be correspondingly reduced upon the issuance by the Company of common stock to the Investor, at a price per share equal to the lower of: (a) 100% of the volume weighted average price (as reported during regular trading hours by Bloomberg) (the “VWAP”) of the Company’s common stock on the trading day immediately preceding the closing of the Pre-Paid Advance (the “Fixed Price”) or (b) 87% of the lowest daily VWAP of the shares during the five trading days immediately prior to each Purchase Notice, subject to the Floor Price. The “Floor Price” is equal to $0.46. Interest will accrue on the outstanding balance of any Pre-Paid Advance at 0%, subject to an increase to 18% upon events of default described in the PPA. The Pre-Paid Advance matures within one year.

●	On February 29, 2024, the Company closed a private placement transaction (the “Offering”) with Mr. Scott Lee, an “accredited investor,” as defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”) (the “Investor”). In connection with the Offering, the Company entered into a securities subscription agreement (“Subscription Agreement”) with the Investor pursuant to which the Company offered and sold to the Investor a total of 444,445 shares (the “Shares”) of the Company’s common stock, par value $0.0001 (the “Common Stock”), at a purchase price of $2.25 per share, for aggregate gross proceeds of approximately $1 million. The Company intends to use the net proceeds from the sale of the Shares for working capital and general corporate purposes.

●	In March 2024, the Company closed stores located in Irvine, Cabazon and San Francisco, California.

●	On May 20, 2024, the Company issued a convertible promissory note (the “Promissory Note”) in the original principal amount of $800,000 and related warrant (the “Warrant”) to purchase 175,000 shares (the “Warrant Shares”) of the Company’s common stock, par value per share $0.0001 (“Common Stock”), to EF HUTTON YA FUND, LP (the “Holder”), a fund managed by Yorkville Advisors Global, LLC. The Holder paid a purchase price of $720,000 to the Company for the Promissory Note and the Warrant, less a $36,000 financial advisory fee paid to EF Hutton LLC on behalf of the Company.

●	In end of May 2024, the Company closed store located in San Francisco, California.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Jay Kim	Chief Executive Officer	July 8, 2024
Jay Kim	(Principal Executive Officer)

/s/ Stephan Kim	Chief Financial Officer	July 8, 2024
Stephan Kim	(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jay Kim	Chief Executive Officer	July 8, 2024
Jay Kim	(Principal Executive Officer)

/s/ Stephan Kim	Chief Financial Officer	July 8, 2024
Stephan Kim	(Principal Financial and Accounting Officer)

/s/ Farooq M. Arjomand	Chairman of the Board of Directors	July 8, 2024
Farooq M. Arjomand

/s/ Dennis R. Egidi	Director	July 8, 2024
Dennis R. Egidi

/s/ Sehan Kim	Director	July 8, 2024
Sehan Kim

/s/ Andy Nasim	Director	July 8, 2024
Andy Nasim

/s/ Jennifer Tan	Director	July 8, 2024
Jennifer Tan