Form 10-Q
period 2024-03-31
Reborn Coffee, Inc.
filed 2024-07-19
CIK 1707910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

The registrant has 3,366,525 shares of common stock outstanding as of July 17, 2024.

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

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” and found in our Annual Report on Form 10-K/A filed for the year ended December 31, 2023.. We undertake no obligation to update any forward-looking statements after the date of this Quarterly Report on Form 10-Q or to conform such statements to actual results or revised expectations, except as required by law.

ii

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements.

Reborn Coffee, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

As of	March 31, 2024	December 31, 2023

ASSETS
Current assets:
Cash and cash equivalents	$70,251	$164,301
Accounts receivable, net of allowance for doubtful accounts of $0 and $0, respectively	192,724	56,938
Inventories, net	266,698	185,061
Prepaid expense and other current assets	1,163,311	359,124
Total current assets	1,692,984	765,424
Property and equipment, net	4,417,702	3,494,050
Operating lease right-of-use asset	4,350,335	4,566,968
Other assets	419,482	425,712

Total assets	$10,880,503	$9,252,154

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$513,008	$632,753
Accrued expenses and current liabilities	724,693	611,290
Loans payable to financial institutions – current portion	729,968	791,352
Loan payable to other	709,027	609,027
Loan payable to shareholder	200,000	100,000
Current portion of loan payable, emergency injury disaster loan (EIDL)	30,060	30,060
Current portion of loan payable, payroll protection program (PPP)	45,678	45,678
Current portion of operating lease liabilities	975,013	1,003,753
Total current liabilities	3,927,447	3,823,913
Loans payable to financial institutions, less current portion	335,147	335,147
Loan payable, emergency injury disaster loan (EIDL), less current portion	469,940	469,940
Loan payable, payroll protection program (PPP), less current portion	39,819	51,595
Operating lease liabilities, net of current portion	3,536,804	3,525,153
Total liabilities	8,309,157	8,405,748

Commitments and Contingencies

Stockholders’ equity
Common Stock, $0.0001 par value, 40,000,000 shares authorized; 2,849,672 and 1,866,174 shares issued and outstanding at March 31, 2024 and December 31, 2023	285	187
Preferred Stock, $0.0001 par value, 1,000,000 shares authorized; no shares issued and outstanding at March 31, 2024 and December 31, 2023	-	-
Additional paid-in capital	20,303,045	17,603,143
Accumulated deficit	(17,747,468)	(16,756,924)
Accumulated other comprehensive income (loss)	15,484	-
Total stockholders’ equity	2,571,346	846,406

Total liabilities and stockholders’ equity	$10,880,503	$9,252,154

See accompanying notes to unaudited condensed consolidated financial statements.

Reborn Coffee, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

For the Three Months Ended March 31,	2024	2023

Net revenues:
Stores	$1,471,654	$1,109,051
Wholesale and online	46,408	13,270
Total net revenues	1,518,062	1,122,321

Operating costs and expenses:
Product, food and drink costs—stores	306,293	363,819
Cost of sales—wholesale and online	75,077	5,812
General and administrative	2,000,264	1,704,651
Total operating costs and expenses	2,381,634	2,074,282

Loss from operations	(863,572)	(951,961)

Other income (expense):
Other income	7,809	-
Interest expense	(134,781)	(12,203)
Total other income (expense), net	(126,972)	(12,203)

Loss before income taxes	(990,544)	(964,164)

Provision for income taxes	-	-

Net loss	$(990,544)	$(964,164)

Loss per share:
Basic and diluted	(0.60)	(0.63)

Weighted average number of common shares outstanding:
Basic and diluted	1,653,826	1,521,628

See accompanying notes to unaudited condensed consolidated financial statements.

Reborn Coffee, Inc. and Subsidiaries

Unaudited Condensed Consolidated Stockholders’ Equity (Deficit)

	Common Stock		Preferred Stock		Additional Paid-in	Subscription of Common	Accumulated	Accumulated Other Comprehensive	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Income (Loss)	(Deficit)
Balance as of December 31, 2022	1,645,340	$165	-	$-	$16,318,165	$-	$(12,031,801)	-	$4,286,529

Net loss	-	-	-	-	-	-	(964,164)	-	(964,164)
Balance as of March 31, 2023	1,645,340	$165	-	$-	$16,318,165	$-	$(12,995,965)	-	$3,322,365

	Common Stock		Preferred Stock		Additional Paid-in	Subscription of Common	Accumulated	Accumulated Other Comprehensive	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Income (Loss)	(Deficit)
Balance as of December 31, 2023	1,866,174	$187	-	$-	$17,603,143	$-	$(16,756,924)	-	$846,406

Net loss	-	-	-	-	-	-	(990,544)	-	(990,544)
Common stock issued	983,498	98	-	-	2,699,902	-	-	-	2,700,000
Foreign currency translation								15,484	15,484
Balance as of March 31, 2024	2,849,672	$285	-	$-	$20,303,045	$-	$(17,747,468)	15,484	$2,571,346

See accompanying notes to unaudited condensed consolidated financial statements.

Reborn Coffee, Inc. and Subsidiaries

Unaudited Consolidated Statements of Cash Flows

For the Three Months Ended March 31,	2024	2023

Cash flows from operating activities:
Net loss	$(990,544)	$(964,164)
Adjustments to reconcile net loss to net cash used in operating activities:
Operating lease	(456)	23,099
Depreciation	63,330	56,097
Changes in operating assets and liabilities:
Accounts receivable	(135,786)	(2,919)
Inventories	(81,637)	8,606
Prepaid expense and other current assets	(797,957)	(879,762)
Accounts payable	(104,261)	33,009
Accrued expenses and current liabilities	113,403	62,727
Net cash used in operating activities	(1,933,908)	(1,663,307)

Cash flows from investing activities:
Purchases of property and equipment	(986,982)	(470,851)
Net cash used in investing activities	(986,982)	(470,851)

Cash flows from financing activities:
Proceeds from issuance of common stock	2,700,000	-
Proceeds from borrowings from loan to others	100,000
Proceeds from borrowings from loan to shareholder	100,000
Repayment of loans	(73,160)	(11,776)
Net cash provided by financing activities	2,826,840	(11,776)

Net increase (decrease) in cash	(94,050)	(2,145,934)

Cash at beginning of period	164,301	3,019,035

Cash at end of period	$70,251	$873,101

Supplemental disclosure of cash flow information:
Lease liabilities	$216,633	$266,188
Interest	$134,781	$7,515
Income taxes	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements.

REBORN COFEE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS

Reborn Coffee, Inc. (“Reborn”) was incorporated in the State of Florida in January 2018. In July 2022, Reborn was migrated from Florida to Delaware, and filed a certificate of incorporation with the Secretary of State of the State of Delaware having the same capitalization structure as the Florida predecessor entity. Reborn has the following subsidiaries:

●	Reborn Global Holdings, Inc. (“Reborn Holdings”), a California Corporation incorporated in November 2014 and wholly-owned by Reborn Coffee, Inc. Reborn Holdings is engaged in the operation of wholesale distribution and retail coffee stores in California to sell a variety of coffee, tea, Reborn brand name water and other beverages along with bakery and dessert products.

●	Reborn Coffee Franchise, LLC (the “Reborn Coffee Franchise”), a California limited liability corporation formed in December 2020 and wholly-owned by Reborn Coffee, Inc, is a franchisor providing premier roaster specialty coffee to franchisees or customers. Reborn Coffee Franchise continues to develop the Reborn Coffee system for the establishment and operation of Reborn Coffee stores using one or more Reborn Coffee marks. Reborn Coffee Franchise does not have any franchisee as of December 31, 2023.

●	Reborn Realty, LLC (the “Reborn Realty”), a California limited liability corporation formed in March 2023 and wholly-owned by Reborn Coffee, Inc, is an entity which acquired a real property located at 596 Apollo Street, Brea, California.

●	Reborn Coffee Korea, Inc. (the “Reborn Korea”) – a Korea corporation located in Daejon, South Korea formed in October 2023 and wholly-owned by Reborn Coffee, Inc, with one retail coffee store under the brand name of Reborn Coffee.

●	Reborn Malaysia, Inc. (the “Reborn Malaysia”) – a Malaysian corporation located in Kuala Lumpur, Malaysia formed in October 2023, is majority owned by Reborn Coffee, Inc. (60% ownership), with one retail coffee store under the brand name of Reborn Coffee.

Reborn Coffee, Inc., Reborn Global Holdings, Inc., Reborn Coffee Franchise, LLC, Reborn Realty, LLC, Reborn Korea and Reborn Malaysia will be collectively referred as the “Company”.

Going Concern Matters

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplates the Company’s continuation as a going concern. The Company incurred a net comprehensive loss of $990,544 during the three months ended March 31, 2024, and has an accumulated deficit of $17,747,468 as of March 31, 2024. In addition, current liabilities exceed current assets by $2,234,463 as of March 31, 2024.

Management intends to raise additional operating funds through equity and/or debt offerings. However, there can be no assurance management will be successful in its endeavors.

There are no assurances that the Company will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings, and/or bank financing necessary to support its working capital requirements. To the extent that funds generated from operations and any private placements, public offerings, and/or bank financing are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available to the Company, it may be required to curtail or cease its operations.

Due to uncertainties related to these matters, there exists substantial doubt about the ability of the Company to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

Unaudited Interim Financial Statements

The accompanying interim unaudited condensed consolidated financial statements (“Interim Financial Statements”) of the Company and its 100%-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q and Regulation S-X. Accordingly, these Interim Financial Statements do not include all of the information and notes required by GAAP for complete financial statements. These Interim Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2023 included in the Company’s Form 10-K/A. In the opinion of management, the Interim Financial Statements included herein contain all adjustments, including normal recurring adjustments, considered necessary to present fairly the Company’s financial position, the results of operations and cash flows for the periods presented.

The operating results and cash flows of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reporting

The unaudited condensed consolidated financial statements include Reborn Coffee, Inc. and its wholly owned subsidiaries as of March 31, 2024 and December 31, 2023 and for the three months ended March 31, 2024 and 2023.

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

Minority Interest

Reborn owns 60% of Reborn Malaysia located in Kuala Lumpur with one retail coffee store under the brand name of Reborn Coffee. For the three-month period ended March 31, 2024, Reborn’s interest was not material as the store in Malaysia opened in November 2023 and operated in limited capacity and revenue.

Reverse Stock Split

On January 12, 2024, the Company filed a Certificate of Amendment (the “Certificate of Amendment”) to the Company’s Certificate of Incorporation to effect a reverse stock split of its issued Common Stock in the ratio of 1-for-8 (the “Reverse Stock Split”). The Common Stock began trading on the Nasdaq Capital Market on a Reverse Stock Split-adjusted basis at the market open on Monday, January 22, 2024.

Segment Reporting

FASB ASC Topic 280, Segment Reporting, requires public companies to report financial and descriptive information about their reportable operating segments. The Company’s management identifies operating segments based on how the Company’s management internally evaluate separate financial information, business activities and management responsibility. At the current time, the Company has only one reportable segment, consisting of both the wholesale and retail sales of coffee, water, and other beverages. The Company’s franchisor subsidiary was not material as of and for the three-month ended March 31, 2024 and 2023.

We shall generate revenues from two geographic areas, consisting of North America and Asia. The following enterprise-wide disclosure is prepared on a basis consistent with the preparation of the consolidated financial statements. The following table contains certain financial information by geographic area:

For the Three Months Ended March 31,	2024	2023

Net Sales:
North America	$1,364,862	$1,122,321
Asia	153,200	-
Total net sales	$1,518,062	$1,122,321

As of	March 31, 2024	December 31, 2023

Long-lived asset, net:
North America	$2,832,362	$2,162,263
Asia	1,585,340	1,331,787
Total long-lived asset, net	$4,417,702	$3,494,050

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

Foreign Currency Translations

Reborn has controlling interests in subsidiaries in foreign countries, South Korea and Malaysia. Fluctuations in foreign currency impact the amount of total assets, liabilities, earnings and cash flows that the Company report for foreign subsidiaries upon the translation of these amounts into U.S. Dollars for, and as of the end of, each reporting period. In particular, the strengthening of the U.S. Dollar generally will reduce the reported amount of our foreign-denominated cash, cash equivalents, total revenues and total expense that we translate into U.S. Dollars and report in the Company’s consolidated financial statements for, and as of the end of, each reporting period. However, a majority of the Company’s consolidated revenue is denominated in U.S. Dollars, and therefore, the Company’s revenue is not directly subject to foreign currency risk.

In accordance with FASB ASC 830, “Foreign Currency Matters”, when an operation has transactions denominated in a currency other than its functional currency, they are measured in the functional currency. Changes in the expected functional currency cash flows caused by changes in exchange rates are included in net income for the period.

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

Franchise revenues consist of royalty fees and other franchise fees. Royalty fees are based on a percentage of a franchisee’s weekly gross sales revenue at 5%. The Company recognizes the fee as the underlying sales occur. The Company recorded revenue from royalties of $0 for the three months ended March 31, 2024 and 2023. Other fees are earned as incurred and the Company did not have any other fee revenue for the years ended March 31, 2024 and 2023.

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

Advertising Expense

Advertising costs are expensed as incurred. Advertising expenses amounted to $10,891 and $20,425 for the three months ended March 31, 2024 and 2023, respectively, and are recorded under general and administrative expenses in the accompanying condensed consolidated statements of operations.

Pre-opening Costs

Pre-opening costs for new stores, consist primarily of store and leasehold improvements, and are capitalized and depreciated over the shorter of the useful life of the improvement or the lease term, including renewal periods that are reasonably assured.

Accounts Receivable

Accounts receivables are stated net of allowance for doubtful accounts. The allowance for doubtful accounts is determined primarily on the basis of past collection experience and general economic conditions. The Company determines terms and conditions for its customers based on volume transacted by the customer, customer creditworthiness and past transaction history. At March 31, 2024 and December 31, 2023, allowance for doubtful accounts were zero, respectively. The Company does not have any off-balance sheet exposure related to its customers.

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

The Company did not have any dilutive, or potentially dilutive, shares outstanding for the three months ended March 31, 2024 and 2023.

Long-lived Assets

In accordance with FASB ASC Topic 360, Property, Plant, and Equipment, the Company reviews for impairment of long-lived assets and certain identifiable intangibles whenever events or circumstances indicate that the carrying amount of assets may not be recoverable. The Company considers the carrying value of assets may not be recoverable based upon our review of the following events or changes in circumstances: the asset’s ability to continue to generate income from operations and positive cash flow in future periods; loss of legal ownership or title to the assets; significant changes in our strategic business objectives and utilization of the asset; or significant negative industry or economic trends. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset are less than its carrying amount. As of March 31, 2024 and December 31, 2023, the Company was not aware of any events or changes in circumstances that would indicate that the long-lived assets are impaired.

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

As of March 31, 2024 and December 31, 2023, the Company believes that the carrying value of accounts receivable, accounts payable, accrued expenses, and other current assets and liabilities approximate fair value due to the short maturity of theses financial instruments. The financial statements do not include any financial instruments at fair value on a recurring or non-recurring basis.

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consisted of taxes currently due and deferred taxes. Deferred taxes are recognized for the differences between the basis of assets and liabilities for financial statement and income tax purposes.

The Company follows FASB ASC Topic 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates, applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. ASC 740-10-25 provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax position. The Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company did not recognize additional liabilities for uncertain tax positions pursuant to ASC 740-10-25 for the three months ended March 31, 2024 and 2023.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are accounts receivable arising from its normal business activities. The Company performs ongoing credit evaluations to its customers and establishes allowances when appropriate.

Company purchases from various vendors for its operations. For the three months ended March 31, 2024 and 2023, no purchases from any vendors accounted for a significant amount of the Company’s bean coffee purchases.

Related Parties

Related parties are any entities or individuals that, through employment, ownership, or other means, possess the ability to direct or cause the direction of management and policies of the Company.

Recent Accounting Pronouncement

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial statements.

3. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31, 2024	December 31, 2023

Furniture and equipment	$3,129,174	$2,552,021
Leasehold improvement	1,022,516	1,037,277
Store	876,479	663,651
Store construction	459,350	361,575
Vehicle	103,645	103,645

Total property and equipment	5,591,164	4,718,169
Less accumulated depreciation	(1,173,462)	(1,224,119)
Total property and equipment, net	$4,417,702	$3,494,050

Depreciation expense on property and equipment amounted to approximately $63,330 and $56,097 for the three months ended March 31, 2024 and 2023, respectively.

4. LOANS PAYABLE TO FINANCIAL INSTITUTIONS

Loans payable to financial institutions consisted of the following:

As of	March 31, 2024	December 31, 2023

Loan agreements with principal amount of $960,777 and repayment rate of 14.75% to 20.0%. The loans payable mature on various dates in 2025	1,065,115	1,005,442
Loan agreement with principal amount of $140,954 with an interest rate of 30.0% per annum with a maturity date on May 31, 2024	-	121,058
Total loan payable	1,065,115	1,126,499
Less: current portion	(729,968)	(791,352)
Total loan payable, net of current	$335,147	$335,147

5. LOAN PAYABLE TO OTHER

Loans payable to others consisted of the following:

As of	March 31, 2024	December 31, 2023

Loan agreement with principal amount of $300,000 with a monthly interest of $9,000. The loan payable matures in May 2024	$300,000	$300,000
Loan agreement with principal amount 309,027 with interest at 12%. The loan payable is due upon demand.	309,027	309,027
Loan agreement with principal amount of $100,000 with no interest. The loan payable matures in May 2024	100,000	-
Total loan payable	709,027	609,027
Less: current portion	(709,027)	(609,027)
Total loan payable, net of current	$-	$-

December 2023 – $300,000 from a private party

On December 27, 2023, the Company entered into a short-term borrowing agreement with a private party for a principal amount of $300,000 with a monthly interest of $9,000. The loan payable matures on May 30, 2024.

December 2023 – $309,027 from Prime Capital

The Company time to time borrows from a lender, Prime Capital, as a short-term loan with interest at 12%. The loan is due upon demand.

December 2023 – $100,000 from a private party

On December 27, 2023, the Company entered into a short-term borrowing agreement with a private party for a principal amount of $100,000 with no interest. The loan payable matures on May 30, 2024.

6. LOAN PAYABLE, EMERGENCY INJURY DISASTER LOAN (EIDL)

Loans payable, Emergency Injury Disaster Loan (EIDL) consisted of the following:

As of	March 31, 2024	December 31, 2023

May 16, 2020 ($150,000) - Loan agreement with principal amount of $150,00 with an interest rate of 3.75% and maturity date on May 16, 2050	$150,000	$150,000

June 28, 2021 ($350,000) – Loan agreement with principal amount of $350,000 with an interest rate of 3.75% and maturity date on May 18, 2050	350,000	350,000
Total long-term loan payable, emergency injury disaster loan (EIDL)	500,000	500,000
Less - current portion	(30,060)	(30,060)
Total loan payable, emergency injury disaster loan (EIDL), less current portion	$469,940	$469,940

The following table provides future minimum payments:

For the years ended December 31,	Amount
2024	$30,060
2025	30,060
2026	30,060
2027	30,060
2028	30,060
Thereafter	349,700
Total	$500,000

May 16, 2020 – $150,000

On May 16, 2020, the Company executed the standard loan documents required for securing a loan (the “EIDL Loan”) from the SBA under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the Company’s business. As of March 31, 2024, the loan payable, Emergency Injury Disaster Loan noted above is not in default.

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

June 28, 2021 – $350,000

On June 28, 2021, the Company executed the standard loan documents required for securing a loan (the “EIDL Loan”) from the SBA under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the Company’s business. As of March 31, 2024, the loan payable, Emergency Injury Disaster Loan noted above is not in default.

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

7. LOAN PAYABLE, PAYROLL PROTECTION LOAN PROGRAM (PPP)

Loans payable, Payroll Protection Loan Program (PPP) consisted of the following:

As of	March 31, 2024	December 31, 2023

Loan payable from Payroll protection program (PPP)	$85,497	$97,273
Less - current portion	(45,678)	(45,678)

Total loan payable, payroll protection program (PPP), less current portion	$31,819	$51,595

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

8. INCOME TAX

Total income tax (benefit) expense consists of the following:

For the Three Months Ended March 31,	2024	2023

Current provision (benefit):
Federal	$-	$-
State	-	-
Total current provision (benefit)	-	-

Deferred provision (benefit):
Federal	-	-
State	-	-
Total deferred provision (benefit)	-	-

Total tax provision (benefit)	$-	$-

A reconciliation of the Company’s effective tax rate to the statutory federal rate for the three months ended March 31, 2024 and 2023 is as follows:

Description	March 31, 2024	March 31, 2023

Statutory federal rate	21.00%	21.00%
State income taxes net of federal income tax benefit and others	6.98%	6.98%
Permanent differences for tax purposes and others	0.00%	0.00%
Change in valuation allowance	-27.98%	-27.98%
Effective tax rate	0%	0%

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

Deferred income taxes reflect the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred tax assets and liabilities are as follows:

Deferred tax assets	March 31, 2024	December 31, 2023

Deferred tax assets:
Net operating loss	$3,715,106	$3,507,307
Other temporary differences	-	-

Total deferred tax assets	3,715,106	3,507,307
Less - valuation allowance	(3,715,106)	(3,507,307)

Total deferred tax assets, net of valuation allowance	$-	$-

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

The Company files income tax returns in the U.S. federal jurisdiction and California and is subject to income tax examinations by federal tax authorities for tax year ended 2018 and later and subject to California authorities for tax year ended 2017 and later. The Company currently is not under examination by any tax authority. The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of March 31, 2024 and December 31, 2023, the Company has no accrued interest or penalties related to uncertain tax positions.

As of March 31, 2024, the Company had cumulative net operating loss carryforwards for federal tax purposes of approximately $3,715,000. In addition, the Company had state tax net operating loss carryforwards of approximately $3,715,000. The carryforwards may be applied against future taxable income and expires at various dates subject to certain limitations.

9. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has entered into the following operating facility leases:

Brea (Corporate office 1) - On September 1, 2018, the Company entered into an operating facility lease for its corporate office located in Brea, California with a term of 72 months and an option to extend. The lease started on September 2018 and expires in August 2024.

Brea (Corporate office 2) – On June 28, 2023, the Company entered into an operating facility lease for its corporate office located in Brea, California with term of 60 months and an option to extend. The lease started on July 2023 and expires in June 2029.

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

In accordance with ASC 842, the components of lease expense were as follows:

For the three-month period ended March 31,	2024	2023
Operating lease expense	$331,489	$205,525
Total lease expense	$331,489	$205,525

In accordance with ASC 842, other information related to leases was as follows:

For the three-month period ended March 31,	2024	2023
Operating cash flows from operating leases	$331,946	$212,414
Cash paid for amounts included in the measurement of lease liabilities	$331,946	$212,414

Weighted-average remaining lease term—operating leases		5.3 Years
Weighted-average discount rate—operating leases		10.6%

In accordance with ASC 842, maturities of operating lease liabilities as of March 31, 2024 were as follows:

Operating
For the years ended December 31,	Lease
2024 (remaining nine months)	$945,230
2025	1,143,371
2026	1,082,859
2027	734,407
2028	410,673
Thereafter	1,564,293
Total undiscounted cash flows	$5,880,832

Reconciliation of lease liabilities:
Weighted-average remaining lease terms	5.8 Years
Weighted-average discount rate	10.7%
Present values	$4,187,900

Lease liabilities—current	975,013
Lease liabilities—long-term	3,536,804
Lease liabilities—total	$4,511,817

Difference between undiscounted and discounted cash flows	$1,369,015

Contingencies

The Company is subject to various legal proceedings from time to time as part of its business. As of March 31, 2024, the Company was not currently party to any legal proceedings or threatened legal proceedings, the adverse outcome of which, individually or in the aggregate, it believes would have a material adverse effect on its business, financial condition, and results of operations.

10. SHAREHOLDERS’ EQUITY

Common Stock

The Company has authorization to issue and have outstanding at any one time 40,000,000 share of common stock with a par value of $0.0001 per share. The shareholders of common stock are entitled to one vote per share and dividends declared by the Company’s Board of Directors.

Preferred Stock

The Company has authorization to issue and have outstanding at any one time 1,000,000 share of preferred stock with a par value of $0.0001 per share, in one or more classes or series within a class as may be determined by our board of directors, who establish, from time to time, the number of shares to be included in each class or series, fix the designation, powers, preferences and rights of the shares of each such class or series and any qualifications, limitations or restrictions thereof. Any preferred stock so issued is senior to other existing classes of common stock with respect to the payment of dividends or amounts upon liquidation or dissolution. As of March 31, 2024 and December 31, 2023, no shares of our preferred stock had been designated any rights and we had no shares of preferred stock issued and outstanding.

Initial Public Offering

In August 2022, the Company consummated its IPO of 1,440,000 shares of its common stock at a public offering price of $5.00 per share, generating gross proceeds of $7,200,000. Net proceeds from the IPO were approximately $6.2 million after deducting underwriting discounts and commissions and other offering expenses of approximately $998,000.

The Company granted the underwriters a 45-day option to purchase up to 216,000 additional shares (equal to 15% of the shares of common stock sold in the offering) to cover over-allotments. In addition, the Company hd agreed to issue to the representative of the several underwriters warrants to purchase the number of shares of common stock in the aggregate equal to five percent (5%) of the shares of common stock to be issued and sold in the IPO. The warrants are exercisable for a price per share equal to 125% of the public offering price. No over-allotment option or representative’s warrants have been exercised.

Dividend policy

Dividends are paid at the discretion of the Board of Directors. There were no dividends declared for the three months ended March 31, 2024 and 2023.

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

The following table sets forth the computation of basic and diluted net income per common share:

	Three-Month Period
	Ended March 31,
	2024	2023
Net Loss	$(990,544)	$(964,164)
Weighted Average Shares of Common Stock Outstanding
Basic	1,653,826	1,521,628
Diluted	1,653,826	1,521,628

Earnings Per Share – Basic
Net Loss Per Share	(0.60)	(0.63)

Earnings Per Share – Diluted
Net Loss Per Share	(0.60)	(0.63)

12. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after March 31, 2024 up through the date the consolidated financial statements were available to be issued. Based upon the evaluation, except as disclosed below or within the footnotes, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements as of and for the year ended March 31, 2024 except as follows:

●

On May 3, 2024, the Securities and Exchange Commission (the “SEC”) entered an order instituting settled administrative and cease-and-desist proceedings against BF Borgers CPA PC (“Borgers”) and its sole audit partner, Benjamin F. Borgers CPA, permanently barring Mr. Borgers and Borgers (collectively, “BF Borgers”) from appearing or practicing before the SEC as an accountant (the “Order”).

On May 7, 2024, in light of the Order, the Company dismissed BF Borgers CPA PC (“BF Borgers”) as its independent registered public accounting firm. The decision to dismiss BF Borgers as independent registered public accounting firm was made with the recommendation and approval of the Audit Committee of the Board of Directors of the Company.

On May 14, 2024, the Audit Committee approved the engagement of BCRG Group (“BCRG”) as the Company’s new independent registered public accounting firm. During the Company’s two most recent fiscal years and the subsequent interim period through May 14, 2024, neither the Company nor anyone on its behalf consulted with BCRG regarding (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided that BCRG concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and its related instructions) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

●	On May 20, 2024, the Company issued a convertible promissory note (the “Promissory Note”) in the original principal amount of $800,000 and related warrant (the “Warrant”) to purchase 175,000 shares (the “Warrant Shares”) of the Company’s common stock, par value per share $0.0001 (“Common Stock”), to EF HUTTON YA FUND, LP (the “Holder”), a fund managed by Yorkville Advisors Global, LLC. The Holder paid a purchase price of $720,000 to the Company for the Promissory Note and the Warrant, less a $36,000 financial advisory fee paid to EF Hutton LLC on behalf of the Company.

●	In end of May 2024, the Company closed a store located in San Francisco, California.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K/A for the year ending December 31, 2023. As discussed in the section titled “Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” in our Annual Report on Form 10-K/A for the year ending December 31, 2023.

Business

Reborn is focused on serving high quality, specialty-roasted coffee at retail locations, kiosks and cafes. We are an innovative company that strives for constant improvement in the coffee experience through exploration of new technology and premier service, guided by traditional brewing techniques. We believe Reborn differentiates itself from other coffee roasters through its innovative techniques, including sourcing, washing, roasting, and brewing our coffee beans with a balance of precision and craft.

Founded in 2015 by Jay Kim, our Chief Executive Officer, Mr. Kim and his team launched Reborn with the vision of using the finest pure ingredients and pristine water. We currently serve customers through our retail store locations in California: Brea, La Crescenta, Corona Del Mar, Laguna Woods, Manhattan Beach, Huntington Beach, Riverside, San Francisco, Irvine, Diamond Bar and Anaheim.

Reborn continues to elevate the high-end coffee experience and we received first place traditional still in “America’s Best Cold Brew” competition by Coffee Fest in 2017 in Portland and 2018 in Los Angeles.

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

Our continuous Research and Development is essential to developing new parameters in the production of new blends. Our first place position in “America’s Best Cold Brew” competition by Coffee Fest in 2017 in Portland and 2018 in Los Angeles is a testament to the way we believe we lead the “Fourth Wave” movement by example.

Centered around its core values of service, trust, and well-being, we deliver an appreciation of coffee as both a science and an art. Developing innovative processes such as washing green coffee beans with magnetized water, we challenge traditional preparation methods by focusing on the relationship between water chemistry, health, and flavor profile. Leading research studies, testing brewing equipment, and refining roasting/brewing methods to a specific, we proactively distinguish exceptional quality from good quality by starting at the foundation and paying attention to the details. Our mission places an equal emphasis on humanizing the coffee experience, delivering a fresh take on “farm-to-table” by sourcing internationally. In this way, we create opportunities to develop transparency by paying homage to origin stories and spark new conversations by building cross-cultural communities united by a passion for the finest coffee.

Through a broad product offering, Reborn provides customers with a wide variety of beverages and coffee options. As a result, we believe we can capture share of any experience where customers seek to consume great beverages whether in our inviting store atmospheres which are designed for comfort, or on the go through our pour over packs, or at home with our whole bean ground coffee bags. We believe that the retail coffee market in the US is large and growing. According to IBIS, in 2021, the retail market for coffee in the United States is expected to be $46.2 billion. This is expected to grow due to a shift in consumer preferences to premium coffee, including specialized blends, espresso-based beverages, and cold brew options. Reborn aims to capture a growing portion of the market as we expand and increase consumer awareness of our brand.

Plan of Operation

We have a production and distribution center at our headquarters that we use to process and roast coffee for wholesale and retail distribution.

Currently, we have the following eleven retail coffee locations:

●	La Floresta Shopping Village in Brea, California;

●	La Crescenta, California;

●	Corona Del Mar, California;

●	Home Depot Center in Laguna Woods, California;

●	Manhattan Village at Manhattan Beach, California.

●	Huntington Beach, California;

●	Galleria at Tyler in Riverside, California;

●	Stonestown Galleria in San Francisco, California (open as of March 31, 2024 but closed in May 2024);

●	Intersect in Irvine, California;

●	Diamond Bar, California; and

●	Anaheim, California

●	Daejeon, Korea

●	Kuala Lumpur, Malaysia

Critical Accounting Policies and Significant Judgments and Estimates

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

Franchise revenues consist of royalty fees and other franchise fees. Royalty fees are based on a percentage of a franchisee’s weekly gross sales revenue at 5%. The Company recognizes the fee as the underlying sales occur. The Company did not have any revenue from royalties or other fees for the three months ended March 31, 2024 and 2023.

Long-lived Assets

In accordance with FASB ASC Topic 360, Property, Plant, and Equipment, the Company reviews for impairment of long-lived assets and certain identifiable intangibles whenever events or circumstances indicate that the carrying amount of assets may not be recoverable. The Company considers the carrying value of assets may not be recoverable based upon our review of the following events or changes in circumstances: the asset’s ability to continue to generate income from operations and positive cash flow in future periods; loss of legal ownership or title to the assets; significant changes in our strategic business objectives and utilization of the asset; or significant negative industry or economic trends. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset are less than its carrying amount. As of March 31, 2024 and December 31, 2023, the Company was not aware of any events or changes in circumstances that would indicate that the long-lived assets are impaired.

Results of Operations

Three months ended March 31, 2024 compared to three months ended March 31, 2023

The following table presents selected comparative results of operations from our unaudited financial statements for the three months ended March 31, 2024 compared to three months ended March 31, 2023. Our financial results for these periods are not necessarily indicative of the financial results that we will achieve in future periods. Certain totals for the table below may not sum to 100% due to rounding.

	Three Months Ended March 31,		Increase / (Decrease)
	2024	2023	Dollars	Percentage
Net revenues:
Stores	$1,471,654	$1,109,051	$362,603	32.7%
Wholesale and online	46,408	13,270	33,138	249.7%
Total net revenues	1,518,062	1,122,321	395,741	35.2%
Operating costs and expenses:
Product, food and drink costs—stores	361,043	363,819	(2,776)	0.0%
Cost of sales—wholesale and online	20,327	5,812	14,515	249.7%
General and administrative	2,000,265	1,704,651	295,614	17.3%
Loss from operations	(863,572)	(951,961)	89,389	-9.4%
Other income	7,809	-	7,809	100.0%
Interest expense	(134,781)	(12,203)	122,578	1,004,5%
Loss before income taxes	(990,544)	(964,164)	(26,380)	2.7%
Provision for income taxes	-	-	-	0.0%
Net loss	$(990,544)	$(964,164)	$(26,380)	2.7%

Revenues. Revenues were approximately $1.5 million for the three-month period ended March 31, 2024, compared to $1.1 million for the comparable period in 2023, representing an increase of approximately $363,000, or 32.7%. The increase in sales for the period was primarily driven by the opening of new locations, and to the continued focus on marketing efforts to grow brand recognition.

Product, food and drink costs. Product, food and drink costs were approximately $361,000 for the three-month period ended March 31, 2024 compared to $364,000 for the comparable period in the prior year.

Gross margin. Gross margin was approximately $1,157,000 for the three-month period ended March 31, 2024, compared to $759,000 for the comparable period in 2023, representing an increase of approximately $398,000, or 52.4%. The increase in gross margin for the period was primarily driven by increase in sales.

General and administrative expenses. General and administrative expenses were approximately $2.0 million for the three-month period ended March 31, 2024 compared to $1.7 million for the comparable period in 2023, representing an increase of approximately $269,000, or 17.3%.

This increase in general and administrative expenses for the three-month period ended March 31, 2024 compared to the comparable period in the prior year was primarily due to the hiring of additional administrative employees, increases in professional services and corporate-level costs to support growth plans, the opening of new restaurants, as well as costs associated with outside administrative, legal and professional fees and other general corporate expenses for a public company.

Liquidity and Capital Resources

We have a history of operating losses and negative cash flow in operating activities. We have incurred recurring net losses, including net losses from operations before income taxes of $991,000 and $964,000 for the three months ended March 31, 2024 and 2023, respectively. We used $1.9 million and $1.7 million of cash for operating activities for the three months ended March 31, 2024 and 2023, respectively.

Our cash needs will depend on numerous factors, including our revenues, completion of our product development activities, customer and market acceptance of our product, and our ability to reduce and control costs. We expect to devote substantial capital resources to, among other things, fund operations and continue development plans.

In August 2022, we consummated our IPO of 1,440,000 shares of its common stock at a public offering price of $5.00 per share, generating gross proceeds of $7,200,000. Net proceeds from the IPO were approximately $6.2 million after deducting underwriting discounts and commissions and other offering expenses of approximately $998,000.

To support our existing and planned business model, we need to raise additional capital to fund our future operations. We have not experienced any difficulty in raising funds through loans, and have not experienced any liquidity problems in settling payables in the normal course of business and repaying loans when they fall due. Successful renewal of our loans, however, is subject to numerous risks and uncertainties. In addition, the increasingly competitive industry conditions under which we operate may negatively impact our results of operations and cash flows. Additional debt financing is anticipated to fund our operations in the near future. However, there are no current agreements or understandings with regard to the form, time or amount of such financing and there is no assurance that any of this financing can be obtained or that we can continue as a going concern.

	Three Months Ended March 31,
	2024	2023
Statement of Cash Flow Data:
Net cash used in operating activities	(1,933,908)	(1,663,307)
Net cash used in investing activities	(986,982)	(470,851)
Net cash provided by (used in) financing activities	2,826,840	(11,776)

Cash Flows Used in Operating Activities

Net cash used in operating activities during the three-month period ended March 31, 2024 was approximately $1.9 million, which resulted from net loss of $991,000, non-cash charges of $456 for operating lease and $63,000 for depreciation and net cash outflows of $1.0 million from changes in operating assets and liabilities.

Cash Flows Used in Investing Activities

Net cash used in investing activities during the three months ended March 31, 2024 and 2023 was $987,000 and $471,000, respectively, These expenditures in each period are primarily related to purchases of property and equipment in connection with current and future location openings and maintaining our existing locations.

Cash Flows Provide by (Used in) Financing Activities

Net cash provided by financing activities during the three-month period ended March 31, 2024 was $2.8 million, mostly derived from the proceeds from the issuance of common stocks by $2.7 million, which was offset by the repayment of loans payable by $73,000.

As of March 31, 2024, we had total assets of approximately $10.8 million. Our cash balance as of March 31, 2024 was approximately $70,000.

Credit Facilities

Economic Injury Disaster Loan

On May 16, 2020, we executed the EIDL Loan from the SBA under its EIDL assistance program in light of the impact of the COVID-19 pandemic on our business. As of March 31, 2024, the loan payable, EIDL Loan noted above is not in default.

Pursuant to the SBA Loan Agreement, we borrowed an aggregate principal amount of the EIDL Loan of $500,000, with proceeds to be used for working capital purposes. Interest accrues at the rate of 3.75% per annum and will accrue only on funds actually advanced from the date of each advance. Installment payments, including principal and interest, are due monthly beginning May 16, 2021 (twelve months from the date of the SBA Loan Agreement) in the amount of $731. The balance of principal and interest is payable thirty years from the date of the SBA Loan. In connection therewith, we also received a $10,000 grant, which does not have to be repaid. During the year ended December 31, 2020, $10,000 was recorded in Economy injury disaster loan (EIDL) grant income in the Statements of Operations. The schedule of payments on this loan was later deferred to commence 24 months from the date of loan and we has paid all payments owed since May 2022.

In connection therewith, we executed (i) a loan for the benefit of the SBA, which contains customary events of default and (ii) a Security Agreement, granting the SBA a security interest in all of our tangible and intangible personal property, which also contains customary events of default (the “SBA Security Agreement”).

Paycheck Protection Program Loan

In May 2020, we secured a loan under the PPP administered by the SBA in the amount of $115,000. In February 2021, we secured a second loan under this program in the amount of approximately $167,000. The interest rate of the loan is 1.00% per annum and accrues on the unpaid principal balance computed on the basis of the actual number of days elapsed in a year of 360 days. Commencing seven months after the effective date of each PPP Loan, we are required to pay the Lender equal monthly payments of principal and interest as required to fully amortize any unforgiven principal balance of the loan by the two-year anniversary of the effective date of the loan. The PPP Loan contains customary events of default relating to, among other things, payment defaults, making materially false or misleading representations to the SBA or the Lender, or breaching the terms of the PPP Loan. The occurrence of an event of default may result in the repayment of all amounts outstanding under the PPP Loan, collection of all amounts owing, or filing suit and obtaining judgment against us. Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of the loan granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payment of payroll costs and any payments of mortgage interest, rent, and utilities. Recent modifications to the PPP by the U.S. Treasury and Congress have extended the time period for loan forgiveness beyond the original eight-week period, making it possible for the Company to apply for forgiveness of its PPP loan. We were granted forgiveness for the initial PPP Loan prior to December 31, 2021 and expects to be granted forgiveness on the remainder subsequently.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2024. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2024, our disclosure controls and procedures were ineffective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified by Securities and Exchange Commission (“SEC”) rules and forms and (b) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding any required disclosure.

Management has identified control deficiencies regarding inadequate accounting resources, the lack of segregation of duties and the need for a stronger internal control environment. Our management believes that these material weaknesses are due to the small size of our accounting staff. The small size of our accounting outsourced staff may prevent adequate controls in the future due to the cost/benefit of such remediation.

To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of external legal and accounting professionals. As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our financial statements may not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analyses and procedures in order to conclude that our financial statements for the quarter ended March 31, 2024, included in this Quarterly Report on Form 10-Q were fairly stated in accordance with GAAP. Accordingly, management believes that despite our material weaknesses, our financial statements for the quarter ended March 31, 2024, are fairly stated, in all material respects, in accordance with GAAP.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

In the future, the Company may be subject to various legal proceedings from time to time as part of its business. We are currently not involved in litigation that we believe will have a materially adverse effect on our financial condition or results of operations. As of March 31, 2024, there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self- regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries threatened against or affecting our company, our common stock, any of our subsidiaries or of our company’s or our company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision is expected to have a material adverse effect.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

Item 6. Exhibits.

The following exhibits are included herein or incorporated herein by reference:

3.1	Certificate of Incorporation (Delaware), dated July 27, 2022 (incorporated by reference to Exhibit 3.1 to Amendment No. 5 to our Registration Statement on Form S-1 filed on August 2, 2022)
3.2	Bylaws of Registrant (Delaware) (incorporated by reference to Exhibit 3.2 to Amendment No. 5 to our Registration Statement on Form S-1 filed on August 2, 2022)
3.3	Certificate of Amendment to Certificate of Incorporation filed with the Secretary of State of the State of Delaware on January 12, 2024 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on January 16, 2024)
4.1	Specimen Common Stock Certificate (Delaware) (incorporated by reference to Exhibit 4.1 to Amendment No. 5 to our Registration Statement on Form S-1 filed on August 2, 2022)
4.2	Form of Representative’s Warrant (incorporated by reference to Exhibit 4.5 to Amendment No. 2 to our Registration Statement on Form S-1 filed on April 18, 2022)
10.1	Securities Subscription Agreement by and between the Company and the Investor, dated January 10, 2024 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 16, 2024)
10.2	Pre-Paid Advance Agreement by and between Reborn Coffee, Inc. and EF Hutton YA Fund, LP, dated February 12, 2024 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 12, 2024)
10.3	Standby Equity Purchase Agreement by and between Reborn Coffee, Inc. and YA II PN, Ltd., dated February 12, 2024 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on February 12, 2024)
10.4	Securities Subscription Agreement by and between the Company and Scott Lee, dated February 29, 2024 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 29, 2024)
31.1*	Certification of Jay Kim pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Stephan Kim pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Jay Kim pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Stephan Kim pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Jay Kim	Chief Executive Officer	July 19, 2024
Jay Kim	(Principal Executive Officer)

/s/ Stephan Kim	Chief Financial Officer
Stephan Kim	(Principal Financial and Accounting Officer)	July 19, 2024