Form 10-K/A
period 2023-12-31
Reborn Coffee, Inc.
filed 2024-08-15
CIK 1707910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

As of August 8, 2024, there were 3,752,510 shares of common stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This amendment (the “Amendment”) is being filed to provide immaterial amendments to the financial statements of Reborn Coffee, Inc. (the “Company”), including the notes to the financial statements, for the year ended December 31, 2022, contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission on March 28, 2024, as amended on July 8, 2024, 2024 (the “Original Filing”) and, to include the Report of Independent Registered Public Accounting Firm for the year ended December 31, 2022, which was audited by our prior independent registered public accounting firm, Kreit & Chiu CPA LLP (“K&C”) (formerly known as Paris, Kreit & Chiu CPA LLP).

Such information was unintentionally omitted from the Original Filing.

The Company’s Principal Executive Officer and Principal Financial Officer have provided new certifications dated as of the date of this filing in connection with this Amendment (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, no other portion of the Original Filing is being amended and this Amendment does not reflect any events occurring after the filing of the Original Filing.

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

(b)	Exhibits

EXHIBIT INDEX

3.1	Certificate of Incorporation (Delaware), dated July 27, 2022 (incorporated by reference to Exhibit 3.1 to Amendment No. 5 to our Registration Statement on Form S-1 filed on August 2, 2022)
3.2	Bylaws of Registrant (Delaware) (incorporated by reference to Exhibit 3.2 to Amendment No. 5 to our Registration Statement on Form S-1 filed on August 2, 2022)
4.1	Specimen Common Stock Certificate (Delaware) (incorporated by reference to Exhibit 4.1 to Amendment No. 5 to our Registration Statement on Form S-1 filed on August 2, 2022)
4.2	Form of Representative’s Warrant (incorporated by reference to Exhibit 4.5 to Amendment No. 2 to our Registration Statement on Form S-1 filed on April 18, 2022)
4.3***	Description of Registrant’s Securities
10.1	Share Exchange Agreement, dated May 7, 2018 by and among Capax, Reborn and each of the RB shareholders (incorporated by reference to Exhibit 10.1 to Amendment No. 2 to our Registration Statement on Form S-1 filed on April 18, 2022)
10.2	Form of Letter Agreement (Lockup) by and among Registrant, officers and directors of Registrant and EF Hutton (incorporated by reference to Exhibit 10.2 to Amendment No. 2 to our Registration Statement on Form S-1 filed on April 18, 2022)
10.3	Form of Director and Officer Indemnity Agreement (incorporated by reference to Exhibit 10.3 to Amendment No. 2 to our Registration Statement on Form S-1 filed on April 18, 2022)
10.4	Shopping Center Lease by and between Reborn Global Holdings, Inc. and La Floresta Regency, LLC, effective July 25, 2016 (incorporated by reference to Exhibit 10.4 to Amendment No. 2 to our Registration Statement on Form S-1 filed on April 18, 2022)
10.5	Standard Industrial/ Commercial Multi-Tenant Lease, as amended, by and between Reborn Global Holdings, Inc. and Foothill Crescenta, LLC, effective December 6, 2016 (incorporated by reference to Exhibit 10.5 to Amendment No. 2 to our Registration Statement on Form S-1 filed on April 18, 2022)
10.6	Shopping Center Lease by and between Reborn Global Holdings, Inc. and Sibling Associates, LLC, effective July 12, 2017 (incorporated by reference to Exhibit 10.6 to Amendment No. 2 to our Registration Statement on Form S-1 filed on April 18, 2022)
10.7	Standard Lease by and between Reborn Global Holdings, Inc. and El Toro, LP, effective February 12, 2021 (incorporated by reference to Exhibit 10.7 to Amendment No. 2 to our Registration Statement on Form S-1 filed on April 18, 2022)
10.8	Long Term Kiosk License Agreement by and between Reborn Global Holdings, Inc. and Tyler Mall Limited Partnership, effective February 4, 2021 (incorporated by reference to Exhibit 10.8 to Amendment No. 2 to our Registration Statement on Form S-1 filed on April 18, 2022)

10.9	Long Term Kiosk License Agreement by and between Reborn Global Holdings, Inc. and Stonestown Shopping Center, LP, effective December 22, 2020 (incorporated by reference to Exhibit 10.9 to Amendment No. 2 to our Registration Statement on Form S-1 filed on April 18, 2022)
10.10	Long Term Kiosk License Agreement by and between Reborn Global Holdings, Inc. and Glendale I Mall Associates, LP, effective October 27, 2020 (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to our Registration Statement on Form S-1 filed on April 18, 2022)
10.11	Form of Subscription Agreement (Regulation A+ Offering) (incorporated by reference to Exhibit 10.11 to Amendment No. 2 to our Registration Statement on Form S-1 filed on April 18, 2022)
10.12	Amendment to Share Exchange Agreement, dated January 25, 2022, by and among Reborn Coffee Inc., Andrew Weeraratne and each of the former shareholders of Reborn Global Holdings, Inc., a California corporation (incorporated by reference to Exhibit 10.10 to Amendment No. 5 to our Registration Statement on Form S-1 filed on August 2, 2022)
10.13	Offer of Employment by and between the Company and Stephan Kim, dated July 27, 2022 (incorporated by reference to Exhibit 10.11 to Amendment No. 5 to our Registration Statement on Form S-1 filed on August 2, 2022)
10.14	Line of Credit Note issued by Reborn Global Holdings, Inc. on June 1, 2023 in the name of DRE, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 24, 2023)
10.15	Exchange Agreement by and between Reborn Coffee, Inc. and DRE, Inc. dated November 28, 2023 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 29, 2023)
16.1	Letter from Kreit and Chiu CPA LLP dated May 1, 2023 (incorporated by reference to Exhibit 16.1 to our Current Report on Form 8-K filed on May 2, 2023)
21.1***	Subsidiaries of Registrant
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1***	Reborn Coffee, Inc. Clawback Policy
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

**	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

***	Previously filed.

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

Opinion on the Consolidated Financial Statements’

We have audited the accompanying consolidated balance sheet of Reborn Coffee, Inc. and subsidiaries (the “Company”) as of December 31, 2022, and the related statements of operation, stockholders’ equity (deficit), and cash flows for the year then ended December 31, 2022, and the related notes and schedules (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

In accordance with ASC 842, the components of lease expense were as follows:

Years ended December 31,	2023	2022
Operating lease expense	$1,315,541	$949,769
Total lease expense	$1,315,541	$949,769

In accordance with ASC 842, other information related to leases was as follows:

Years ended December 31,	2023	2022
Operating cash flows from operating leases	$1,300,280	$926,626
Cash paid for amounts included in the measurement of lease liabilities	$1,300,280	$926,626
Weighted-average remaining lease term—operating leases		5.6 years
Weighted-average discount rate—operating leases		10.7%

In accordance with ASC 842, maturities of operating lease liabilities as of December 31, 2023 were as follows:

Operating
For the years ended December 31,	Lease
2024	$1,464,379
2025	1,328,666
2026	1,137,189
2027	677,224
2028	410,673
Thereafter	1,553,692
Total undiscounted cash flows	$6,571,823

Reconciliation of lease liabilities:
Weighted-average remaining lease terms	5.6 Years
Weighted-average discount rate	10.7%
Present values	$4,728,906

Lease liabilities—current	1,003,753
Lease liabilities—long-term	3,725,153
Lease liabilities—total	$4,728,906

Difference between undiscounted and discounted cash flows	$1,842,917

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

Signature	Title	Date

/s/ Jay Kim	Chief Executive Officer	August 15, 2024
Jay Kim	(Principal Executive Officer)

/s/ Stephan Kim	Chief Financial Officer	August 15, 2024
Stephan Kim	(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jay Kim	Chief Executive Officer	August 15, 2024
Jay Kim	(Principal Executive Officer)

/s/ Stephan Kim	Chief Financial Officer	August 15, 2024
Stephan Kim	(Principal Financial and Accounting Officer)

/s/ Farooq M. Arjomand	Chairman of the Board of Directors	August 15, 2024
Farooq M. Arjomand

/s/ Dennis R. Egidi	Director	August 15, 2024
Dennis R. Egidi

/s/ Sehan Kim	Director	August 15, 2024
Sehan Kim

/s/ Andy Nasim	Director	August 15, 2024
Andy Nasim

/s/ Jennifer Tan	Director	August 15, 2024
Jennifer Tan