Form 10-Q
period 2024-06-30
Reborn Coffee, Inc.
filed 2024-08-19
CIK 1707910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

The registrant has 3,752,510 shares of common stock outstanding as of August 8, 2024.

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

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” and found in our Annual Report on Form 10-K/A filed for the year ended December 31, 2023. We undertake no obligation to update any forward-looking statements after the date of this Quarterly Report on Form 10-Q or to conform such statements to actual results or revised expectations, except as required by law.

ii

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Reborn Coffee, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

As of	(Unaudited) June 30, 2024	December 31, 2023

ASSETS
Current assets:
Cash and cash equivalents	$617,051	$164,301
Accounts receivable, net of allowance for doubtful accounts of $0 and $0, respectively	67,225	56,938
Inventories, net	267,934	185,061
Prepaid expense and other current assets	704,960	359,124
Total current assets	1,657,170	765,424
Property and equipment, net	3,962,399	3,494,050
Operating lease right-of-use asset	4,260,499	4,566,968
Other assets	648,938	425,712

Total assets	$10,529,006	$9,252,154

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$463,998	$632,753
Accrued expenses and current liabilities	665,197	611,290
Loans payable to financial institutions, current portion	720,677	791,352
Loan payable to other	792,775	609,027
Loan payable, emergency injury disaster loan (EIDL), current portion	30,060	30,060
Loan payable, payroll protection program (PPP), current portion	22,126	45,678
Operating lease liabilities, current portion	1,016,649	1,003,753
Total current liabilities	3,711,482	3,823,913
Loans payable to financial institutions, net of current portion	335,147	335,147
Loan payable, emergency injury disaster loan (EIDL), net of current portion	469,940	469,940
Loan payable, payroll protection program (PPP), net of current portion	51,595	51,595
Operating lease liabilities, net of current portion	3,418,154	3,725,153
Total liabilities	7,986,318	8,405,748

Commitments and Contingencies

Stockholders’ equity
Common Stock, $0.0001 par value, 40,000,000 shares authorized; 3,235,657 and 1,866,174 shares issued and outstanding at June 30, 2024 and December 31, 2023	324	187
Preferred Stock, $0.0001 par value, 1,000,000 shares authorized; no shares issued and outstanding at June 30, 2024 and December 31, 2023	-	-
Additional paid-in capital	21,603,006	17,603,143
Accumulated deficit	(19,064,080)	(16,756,924)
Accumulated other comprehensive income (loss)	3,438	-
Total stockholders’ equity	2,542,688	846,406

Total liabilities and stockholders’ equity	$10,529,006	$9,252,154

See accompanying notes to unaudited condensed consolidated financial statements.

Reborn Coffee, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

	(Unaudited) Six Months Ended June 30,		(Unaudited) Three Months Ended June 30,
	2024	2023	2024	2023
Net revenues:
Stores	$2,666,206	$2,603,654	$1,194,552	$1,494,603
Wholesale and online	224,757	37,590	178,349	24,320
Total net revenues	2,890,963	2,641,244	1,372,901	1,518,923

Operating costs and expenses:
Product, food and drink costs—stores	630,415	882,302	324,122	518,483
Cost of sales—wholesale and online	154,021	16,464	78,944	10,652
General and administrative	4,307,700	3,893,849	2,307,436	2,189,198
Total operating costs and expenses	5,092,136	4,792,615	2,710,502	2,718,333

Loss from operations	(2,201,173)	(2,151,371)	(1,337,601)	(1,199,410)

Other income (expense):
Other income	36,329	-	28,520	-
Interest expense	(142,312)	(106,435)	(7,531)	(94,232)
Total other income (expense), net	(105,983)	(106,435)	20,989	(94,232)

Loss before income taxes	(2,307,156)	(2,257,806)	(1,316,612)	(1,293,642)

Provision for income taxes	-	-	-	-

Net loss	$(2,307,156)	$(2,257,806)	$(1,316,612)	$(1,293,642)

Loss per share:
Basic and diluted	$(1.05)	(1.37)	(0.48)	(0.78)

Weighted average number of common shares outstanding:
Basic and diluted	2,200,037	1,652,034	2,746,605	1,654,698

See accompanying notes to unaudited condensed consolidated financial statements.

Reborn Coffee, Inc. and Subsidiaries

Unaudited Condensed Consolidated Stockholders’ Equity (Deficit)

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance as of December 31, 2022	1,645,340	$165	-	$-	$16,318,165	$(12,031,801)	$-	$4,286,528

Net loss	-	-	-	-	-	(964,164)	-	(964,164)
Balance as of March 31, 2023 (unaudited)	1,645,340	$165	-	$-	$16,318,165	$(12,995,965)	$-	$3,322,365

Stock compensation	50,000	1	-	-	249,999	-	-	225,000
Net loss	-	-	-	-	-	(1,293,642)		(1,293,642)
Balance as of June 30, 2023 (unaudited)	1,695,340	$166	-	$-	$16,568,164	$(14,289,607)	$	$2,278,723

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance as of December 31, 2023	1,866,174	$187	-	$-	$17,603,143	$(16,756,924)	$-	$846,406
Common stock issued	983,498	98	-	-	2,699,902	-	-	2,700,000
Net loss	-	-	-	-	-	(990,544)	-	(990,544)
Foreign currency translation	-	-	-	-	-	-	15,484	15,484
Balance as of March 31, 2024 (unaudited)	2,849,672	$285	-	$-	$20,303,045	$(17,747,468)	$15,484	$2,571,346
Common stock issued	385,985	39	-	-	1,299,961	-	-	1,300,000
Net loss	-	-	-	-	-	(1,316,612)		(1,316,612)
Foreign currency translation	-	-	-	-	-	-	(12,046)	(12,046)
Balance as of June 30, 2024 (unaudited)	3,235,657	$324	-	$-	$21,603,006	$(19,064,080)	$3,438	$2,542,688

See accompanying notes to unaudited condensed consolidated financial statements.

Reborn Coffee, Inc. and Subsidiaries

Unaudited Consolidated Statements of Cash Flows

For the Six Months Ended June 30,	(unaudited) 2024	(unaudited) 2023

Cash flows from operating activities:
Net loss	$(2,307,156)	$(2,257,806)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation	-	250,000
Operating lease	12,367	27,222
Depreciation	172,710	135,398
Changes in operating assets and liabilities:
Accounts receivable	(10,287)	(1,505)
Inventories	(82,873)	7,501
Prepaid expense and other current assets	(569,062)	(806,473)
Accounts payable	(165,317)	206,102
Accrued expenses and current liabilities	53,907	156,460
Net cash used in operating activities	(2,895,711)	(2,283,101)

Cash flows from investing activities:
Purchases of property and equipment	(641,060)	(4,417,782)
Net cash used in investing activities	(641,060)	(4,417,782)

Cash flows from financing activities:
Proceeds from line of credit	4,000,000	974,027
Proceeds from loan payable to shareholders	-	-
Proceeds from loan payable to financial institutions	183,748	218,864
Repayments of borrowings from shareholder	(100,000)	-
Proceeds from loan payable, mortgage	-	2,850,000
Repayment of loan payable to financial institutions	(70,675)	(23,551)
Repayment of loan payable, PPP	(23,552)	-
Net cash provided by financing activities	3,989,521	4,019,340

Net (decrease) increase in cash	452,750	(2,681,543)

Cash at beginning of period	164,301	3,019,035

Cash at end of period	$617,051	$337,492

Supplemental disclosures of non-cash financing activities:
Issuance of common shares for compensation	$-	$250,000

Supplemental disclosure of cash flow information:
Cash paid during the years for:
Lease liabilities	$704,608	$546,389
Interest	$142,312	$106,435

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

Going Concern Matters

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplates the Company’s continuation as a going concern. The Company incurred a net comprehensive loss of $2,307,156 during the six months ended June 30, 2024, and has an accumulated deficit of $19,064,080 as of June 30, 2024. In addition, current liabilities exceed current assets by $2,054,312 as of June 30, 2024.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reporting

The unaudited condensed consolidated financial statements include Reborn Coffee, Inc. and its wholly owned subsidiaries as of June 30, 2024 and December 31, 2023 and for the three and six month periods ended June 30, 2024 and 2023.

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

Minority Interest

Reborn owns 60% of Reborn Malaysia located in Kuala Lumpur with one retail coffee store under the brand name of Reborn Coffee. For the six-month period ended June 30, 2024, Reborn’s interest was not material as the store in Malaysia opened in November 2023 and operated in limited capacity and revenue.

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

Segment Reporting

FASB ASC Topic 280, Segment Reporting, requires public companies to report financial and descriptive information about their reportable operating segments. The Company’s management identifies operating segments based on how the Company’s management internally evaluate separate financial information, business activities and management responsibility. At the current time, the Company has only one reportable segment, consisting of both the wholesale and retail sales of coffee, water, and other beverages. The Company’s franchisor subsidiary was not material as of and for the six-month ended June 30, 2024 and 2023.

We shall generate revenues from two geographic areas, consisting of North America and Asia. The following enterprise-wide disclosure is prepared on a basis consistent with the preparation of the consolidated financial statements. The following table contains certain financial information by geographic area:

For the Six Months Ended June 30,	2024	2023

Net Sales:
North America	$2,713,064	$2,641,244
Asia	177,899	-
Total net sales	$2,890,963	$2,641,244

As of	June 30, 2024	December 31, 2023

Long-lived asset, net:
North America	$3,194,542	$2,162,263
Asia	767,857	1,331,787
Total long-lived asset, net	$3,962,399	$3,494,050

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

Retail store revenues are recognized when payment is tendered at the point of sale. Retail store revenues are reported net of sales, use or other transaction taxes that are collected from customers and remitted to taxing authorities. Sales taxes that are payable are recorded as accrued as other current liabilities. Retail store revenue makes up approximately 92% of the Company’s total revenue.

●	Wholesale and Online Revenue

Wholesale and online revenues are recognized when the products are delivered, and title passes to the customers or to the wholesale distributors. When customers pick up products at the Company’s warehouse, or distributed to the wholesale distributors, the title passes, and revenue is recognized. Wholesale revenues make up approximately 8% of the Company’s total revenue.

●	Royalties and Other Fees

Franchise revenues consist of royalty fees and other franchise fees. Royalty fees are based on a percentage of a franchisee’s weekly gross sales revenue at 5%. The Company recognizes the fee as the underlying sales occur. The Company recorded revenue from royalties of $0 for the periods ended June 30, 2024 and 2023. Other fees are earned as incurred and the Company did not have any other fee revenue for the periods ended June 30, 2024 and 2023.

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

Advertising Expense

Advertising costs are expensed as incurred. Advertising expenses amounted to $76,626 and $49,531 for the six-month periods ended June 30, 2024 and 2023, respectively, and are recorded under general and administrative expenses in the accompanying condensed consolidated statements of operations.

Pre-opening Costs

Pre-opening costs for new stores, consist primarily of store and leasehold improvements, and are capitalized and depreciated over the shorter of the useful life of the improvement or the lease term, including renewal periods that are reasonably assured.

Accounts Receivable

Accounts receivables are stated net of allowance for doubtful accounts. The allowance for doubtful accounts is determined primarily on the basis of past collection experience and general economic conditions. The Company determines terms and conditions for its customers based on volume transacted by the customer, customer creditworthiness and past transaction history. At June 30, 2024 and December 31, 2023, allowance for doubtful accounts were zero, respectively. The Company does not have any off-balance sheet exposure related to its customers.

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

The Company did not have any dilutive, or potentially dilutive, shares outstanding for the three months ended June 30, 2024 and 2023.

Long-lived Assets

In accordance with FASB ASC Topic 360, Property, Plant, and Equipment, the Company reviews for impairment of long-lived assets and certain identifiable intangibles whenever events or circumstances indicate that the carrying amount of assets may not be recoverable. The Company considers the carrying value of assets may not be recoverable based upon our review of the following events or changes in circumstances: the asset’s ability to continue to generate income from operations and positive cash flow in future periods; loss of legal ownership or title to the assets; significant changes in our strategic business objectives and utilization of the asset; or significant negative industry or economic trends. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset are less than its carrying amount. As of June 30, 2024 and December 31, 2023, the Company was not aware of any events or changes in circumstances that would indicate that the long-lived assets are impaired.

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

As of June 30, 2024 and December 31, 2023, the Company believes that the carrying value of accounts receivable, accounts payable, accrued expenses, and other current assets and liabilities approximate fair value due to the short maturity of theses financial instruments. The financial statements do not include any financial instruments at fair value on a recurring or non-recurring basis.

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consisted of taxes currently due and deferred taxes. Deferred taxes are recognized for the differences between the basis of assets and liabilities for financial statement and income tax purposes.

The Company follows FASB ASC Topic 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates, applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. ASC 740-10-25 provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax position. The Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company did not recognize additional liabilities for uncertain tax positions pursuant to ASC 740-10-25 for the three months ended June 30, 2024 and 2023.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are accounts receivable arising from its normal business activities. The Company performs ongoing credit evaluations to its customers and establishes allowances when appropriate.

Company purchases from various vendors for its operations. For the three and six month periods ended June 30, 2024 and 2023, no purchases from any vendors accounted for a significant amount of the Company’s coffee bean purchases.

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

3. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30, 2024	December 31, 2023

Furniture and equipment	$2,271,089	$2,552,021
Leasehold improvement	632,516	1,037,277
Store	1,876,479	663,651
Store construction	475,500	361,575
Vehicle	103,645	103,645

Total property and equipment	5,359,229	4,718,169
Less accumulated depreciation	(1,396,830)	(1,224,119)

Total property and equipment, net	$3,962,399	$3,494,050

Depreciation expense on property and equipment amounted to approximately $172,710 and $135,398 for the six-month periods ended and $63,330 and $56,097 for the three-month periods ended June 30, 2024 and 2023, respectively.

4. LOANS PAYABLE TO FINANCIAL INSTITUTIONS

Loans payable to financial institutions consisted of the following:

As of	June 30, 2024	December 31, 2023

Loan agreements with principal amount of $960,777 and repayment rate of 14.75% to 20.0%. The loans payable mature on various dates in 2025	1,055,824	1,005,442
Loan agreement with principal amount of $140,954 with an interest rate of 30.0% per annum with a maturity date on May 31, 2024	-	121,058
Total loan payable	1,055,824	1,126,499
Less: current portion	(720,677)	(791,352)
Total loan payable, net of current	$335,147	$335,147

5. LOAN PAYABLE TO OTHER

Loans payable to others consisted of the following:

As of	June 30, 2024	December 31, 2023

Loan agreement with principal amount of $300,000 with a monthly interest of $9,000. The loan payable matures in May 2024.	$300,000	$300,000
Loan agreement with principal amount 392,775 with interest at 12%. The loan payable is due upon demand.	392,775	309,027
Loan agreement with principal amount of $100,000 with no interest. The loan payable matures in May 2024.	100,000	-
Total loan payable	792,775	609,027
Less: current portion	(792,775)	(609,027)
Total loan payable, net of current	$-	$-

December 2023 – $300,000 from a private party

On December 27, 2023, the Company entered into a short-term borrowing agreement with a private party for a principal amount of $300,000 with a monthly interest of $9,000. The loan is due upon demand.

December 2023 – $392,775 from Prime Capital

The Company, from time-to-time, borrows from a lender, Prime Capital, as a short-term loan with interest at 12%. The loan is due upon demand.

December 2023 – $100,000 from a private party

On December 27, 2023, the Company entered into a short-term borrowing agreement with a private party for a principal amount of $100,000 with no interest. The loan is due upon demand.

6. LOAN PAYABLE, EMERGENCY INJURY DISASTER LOAN (EIDL)

Loans payable, Emergency Injury Disaster Loan (EIDL) consisted of the following:

As of	June 30, 2024	December 31, 2023

May 16, 2020 ($150,000) - Loan agreement with principal amount of $150,000 with an interest rate of 3.75% and maturity date on May 16, 2050	$150,000	$150,000

June 28, 2021 ($350,000) – Loan agreement with principal amount of $350,000 with an interest rate of 3.75% and maturity date on May 18, 2050	350,000	350,000
Total long-term loan payable, emergency injury disaster loan (EIDL)	500,000	500,000
Less - current portion	(30,060)	(30,060)
Total loan payable, emergency injury disaster loan (EIDL), less current portion	$469,940	$469,940

The following table provides future minimum payments:

For the years ended December 31,	Amount
2024	$30,060
2025	30,060
2026	30,060
2027	30,060
2028	30,060
Thereafter	349,700
Total	$500,000

May 16, 2020 – $150,000

On May 16, 2020, the Company executed the standard loan documents required for securing a loan (the “EIDL Loan”) from the SBA under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the Company’s business. As of June 30, 2024, the loan payable, Emergency Injury Disaster Loan noted above is not in default.

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

The SBA Agreement contains customary events of default. In connection therewith, the Company executed a Security Agreement, granting the SBA a security interest in all tangible and intangible personal property of the Company, which also contains customary events of default (the “SBA Security Agreement”).

June 28, 2021 – $350,000

On June 28, 2021, the Company executed the standard loan documents required for securing a loan (the “EIDL Loan”) from the SBA under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the Company’s business. As of June 30, 2024, the loan payable, Emergency Injury Disaster Loan noted above is not in default.

Pursuant to that certain Amended Loan Authorization and Agreement (the “Amended SBA Loan Agreement”), the Company borrowed an aggregate principal amount of the EIDL Loan of $500,000, with proceeds to be used for working capital purposes. Interest accrues at the rate of 3.75% per annum and will accrue only on funds actually advanced from the date of each advance. Installment payments, including principal and interest, are due monthly beginning April 16, 2022 (twenty four months from the original date of the SBA Loan Agreement) in the amount of $2,505. The balance of principal and interest is payable thirty years from the original date of the SBA Loan Agreement.

7. LOAN PAYABLE, PAYROLL PROTECTION LOAN PROGRAM (PPP)

Loans payable, Payroll Protection Loan Program (PPP) consisted of the following:

As of	June 30, 2024	December 31, 2023

Loan payable from Payroll protection program (PPP)	$73,721	$97,273
Less - current portion	(22,126)	(45,678)

Total loan payable, payroll protection program (PPP), less current portion	$51,595	$51,595

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

8. INCOME TAX

Total income tax (benefit) expense consists of the following:

For the Six-Month Periods Ended June 30,	2024	2023

Current provision (benefit):
Federal	$-	$-
State	-	-
Total current provision (benefit)	-	-

Deferred provision (benefit):
Federal	-	-
State	-	-
Total deferred provision (benefit)	-	-

Total tax provision (benefit)	$-	$-

A reconciliation of the Company’s effective tax rate to the statutory federal rate for the six months ended June 30, 2024 and 2023 is as follows:

Description	June 30, 2024	June 30, 2023

Statutory federal rate	21.00%	21.00%
State income taxes net of federal income tax benefit and others	6.98%	6.98%
Permanent differences for tax purposes and others	0.00%	0.00%
Change in valuation allowance	-27.98%	-27.98%
Effective tax rate	0%	0%

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

Deferred income taxes reflect the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred tax assets and liabilities are as follows:

Deferred tax assets	June 30, 2024	December 31, 2023

Deferred tax assets:
Net operating loss	$4,152,849	$3,507,307
Other temporary differences	-	-

Total deferred tax assets	4,152,849	3,507,307
Less - valuation allowance	(4,152,849)	(3,507,307)

Total deferred tax assets, net of valuation allowance	$-	$-

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

The Company files income tax returns in the U.S. federal jurisdiction and California and is subject to income tax examinations by federal tax authorities for tax year ended 2018 and later and subject to California authorities for tax year ended 2017 and later. The Company currently is not under examination by any tax authority. The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of June 30, 2024 and December 31, 2023, the Company has no accrued interest or penalties related to uncertain tax positions.

As of June 30, 2024, the Company had cumulative net operating loss carryforwards for federal tax purposes of approximately $4,153,000. In addition, the Company had state tax net operating loss carryforwards of approximately $4,153,000. The carryforwards may be applied against future taxable income and expires at various dates subject to certain limitations.

9. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has entered into the following operating facility leases:

Brea (Corporate office 1) - On September 1, 2018, the Company entered into an operating facility lease for its corporate office located in Brea, California with a term of 72 months and an option to extend. The lease started on September 2018 and expires in August 2024.

Brea (Corporate office 2) - On June 28, 2023, the Company entered into an operating facility lease for its corporate office located in Brea, California with term of 60 months and an option to extend. The lease started on July 2023 and expires in June 2029.

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

Diamond Bar - On March 20, 2023, the Company entered into an operating facility lease for its store located at Diamond Bar, California which matures on March 31, 2027. The monthly lease payment under the lease agreement is approximately $5,900.

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

In accordance with ASC 842, the components of lease expense were as follows:

For the six-month period ended June 30,	2024	2023
Operating lease expense	$704,678	$579,270
Total lease expense	$704,678	$579,270

In accordance with ASC 842, other information related to leases was as follows:

For the six-month period ended June 30,	2024	2023
Operating cash flows from operating leases	$707,148	$569,113
Cash paid for amounts included in the measurement of lease liabilities	$707,148	$569,113

Weighted-average remaining lease term—operating leases		5.9 Years
Weighted-average discount rate—operating leases		10.8%

In accordance with ASC 842, maturities of operating lease liabilities as of June 30, 2024 were as follows:

Operating
For the years ended December 31,	Lease
2024 (remaining six months)	$874,387
2025	1,401,371
2026	1,211,859
2027	734,407
2028	410,673
Thereafter	1,553,692
Total undiscounted cash flows	$6,186,388

Reconciliation of lease liabilities:
Weighted-average remaining lease terms	5.3 Years
Weighted-average discount rate	10.7%
Present values	$4,434,803

Lease liabilities—current	1,016,649
Lease liabilities—long-term	3,418,154
Lease liabilities—total	$4,434,803

Difference between undiscounted and discounted cash flows	$1,751,585

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

Dividend policy

Dividends are paid at the discretion of the Board of Directors. There were no dividends declared for the six-month periods ended June 30, 2024 and 2023.

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

The following table sets forth the computation of basic and diluted net income per common share:

	Six-Month Period
	Ended June 30,
	2024	2023
Net Loss	$(2,307,156)	$(2,257,806)
Weighted Average Shares of Common Stock Outstanding
Basic	2,200,037	1,652,034
Diluted	2,200,037	1,652,034

Earnings Per Share - Basic
Net Loss Per Share	(1.05)	(1.37)

Earnings Per Share - Diluted
Net Loss Per Share	(1.05)	(1.37)

	Three-Month Period
	Ended June 30,
	2024	2023
Net Loss	$(1,316,612)	$(1,293,642)
Weighted Average Shares of Common Stock Outstanding
Basic	2,746,605	1,654,698
Diluted	2,746,605	1,654,698

Earnings Per Share - Basic
Net Loss Per Share	(0.48)	(0.78)

Earnings Per Share - Diluted
Net Loss Per Share	(0.48)	(0.78)

12. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after June 30, 2024 up through the date the consolidated financial statements were available to be issued. Based upon the evaluation, except as disclosed below or within the footnotes, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements as of and for the period ended June 30, 2024.

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

Plan of Operation

We have a production and distribution center at our headquarters that we use to process and roast coffee for wholesale and retail distribution.

Currently, we have the following twelve retail coffee locations:

●	La Floresta Shopping Village in Brea, California;

●	La Crescenta, California;

●	Corona Del Mar, California;

●	Home Depot Center in Laguna Woods, California;

●	Manhattan Village at Manhattan Beach, California.

●	Huntington Beach, California;

●	Galleria at Tyler in Riverside, California;

●	Intersect in Irvine, California;

●	Diamond Bar, California;

●	Anaheim, California;

●	Daejeon, Korea; and

●	Kuala Lumpur, Malaysia.

Critical Accounting Policies and Significant Judgments and Estimates

Revenue

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. The Company’s net revenue primarily consists of revenues from its retail locations and wholesale and online store. Accordingly, the Company recognizes revenue as follows:

●	Retail Store Revenue

Retail store revenues are recognized when payment is tendered at the point of sale. Retail store revenues are reported net of sales, use or other transaction taxes that are collected from customers and remitted to taxing authorities. Sales taxes that are payable are recorded as accrued as other current liabilities. Retail store revenue makes up approximately 92% of the Company’s total revenue.

●	Wholesale and Online Revenue

Wholesale and online revenues are recognized when the products are delivered, and title passes to the customers or to the wholesale distributors. When customers pick up products at the Company’s warehouse, or distributed to the wholesale distributors, the title passes, and revenue is recognized.

Wholesale revenues make up approximately 8% of the Company’s total revenue.

●	Royalties and Other Fees

Franchise revenues consist of royalty fees and other franchise fees. Royalty fees are based on a percentage of a franchisee’s weekly gross sales revenue at 5%. The Company recognizes the fee as the underlying sales occur. The Company did not have any revenue from royalties or other fees for the three months ended June 30, 2024 and 2023.

Long-lived Assets

In accordance with FASB ASC Topic 360, Property, Plant, and Equipment, the Company reviews for impairment of long-lived assets and certain identifiable intangibles whenever events or circumstances indicate that the carrying amount of assets may not be recoverable. The Company considers the carrying value of assets may not be recoverable based upon our review of the following events or changes in circumstances: the asset’s ability to continue to generate income from operations and positive cash flow in future periods; loss of legal ownership or title to the assets; significant changes in our strategic business objectives and utilization of the asset; or significant negative industry or economic trends. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset are less than its carrying amount. As of June 30, 2024 and December 31, 2023, the Company was not aware of any events or changes in circumstances that would indicate that the long-lived assets are impaired.

Cost of Sales

Cost of sales includes costs associated with generating revenue within our company-owned retail locations, and franchising operations (of which, as of June 30, 2024, we had none).

Shipping and Handling Costs

The Company incurred freight out cost and is included in the Company’s cost of sale.

General and Administrative Expense

General and administrative expense includes store-related expense as well as the Company’s corporate headquarters’ expenses.

Advertising Expense

Advertising costs are expensed as incurred. Advertising expenses amounted to $76,626 and $49,531 for the six-month periods ended June 30, 2024 and 2023, respectively, and are recorded under general and administrative expenses in the accompanying condensed consolidated statements of operations.

Pre-opening Costs

Pre-opening costs for new stores, which are not material, consist primarily of payroll and recruiting expense, training, marketing, rent, travel, and supplies, and are expensed as incurred depreciated over the shorter of the useful life of the improvement or the lease term, including renewal periods that are reasonably assured.

Results of Operations

Three and six months ended June 30, 2024 compared to three and six months ended June 30, 2024

The following table presents selected comparative results of operations from our unaudited financial statements for the three and six months ended June 30, 2024 compared to three and six months ended June 30, 2023. Our financial results for these periods are not necessarily indicative of the financial results that we will achieve in future periods. Certain totals for the table below may not sum to 100% due to rounding.

	Six Months Ended June 30,		Increase / (Decrease)
	2024	2023	Dollars	Percentage
Net revenues:
Stores	$2,666,206	$2,603,654	$62,552	2.4%
Wholesale and online	224,757	37,590	187,167	497.92%
Total net revenues	2,890,963	2,641,244	249,719	9.5%
Operating costs and expenses:
Product, food and drink costs—stores	630,415	882,302	(251,887)	-28.6%
Cost of sales—wholesale and online	154,021	16,464	137,557	835.5%
General and administrative	4,307,700	3,893,849	413,851	10.6%
Loss from operations	(2,201,173)	(2,151,371)	(49,802)	2.3%
Other income	36,329	-	36,329	100.0%
Interest expense	(142,312)	(106,435)	(35,877)	33.7%
Loss before income taxes	(2,307,156)	(2,257,806)	(49,350)	2.2%
Provision for income taxes	-	-	-	0.0%
Net loss	$(2,307,156)	$(2,257,806)	$(49,350)	2.2%

	Three Months Ended June 30,		Increase / (Decrease)
	2024	2023	Dollars	Percentage
Net revenues:
Stores	$1,194,552	$1,494,603	$(300,051)	-20.1%
Wholesale and online	178,349	24,320	154,029	633.3%
Total net revenues	1,372,901	1,518,923	(146,022)	-9.6%
Operating costs and expenses:
Product, food and drink costs—stores	324,122	518,483	(194,361)	-37.5%
Cost of sales—wholesale and online	78,944	10,652	68,292	641.1%
General and administrative	2,307,436	2,189,198	118,238	5.4%
Loss from operations	(1,337,601)	(1,199,410)	(138,191)	11.5%
Other income	28,520	-	28,520	100.0%
Interest expense	(7,531)	(94,232)	(86,701)	-92.0%
Loss before income taxes	(1,316,612)	(1,293,642)	(22,970)	1.8%
Provision for income taxes	-	-	-	0.0%
Net loss	$(1,316,612)	$(1,293,642)	$(22,970)	1.8%

Revenues

Revenues were approximately $2.9 million for the six-month period ended June 30, 2024, compared to $2.6 million for the comparable period in 2023, representing an increase of approximately $250,000, or 9.5%. Revenues were approximately $1.4 million for the three-month period ended June 30, 2024, compared to $1.5 million for the comparable period in 2023, representing an decrease of approximately $146,000, or -9.6%.

Product, food and drink costs

Product, food and drink costs were approximately $630,000 for the six-month period ended June 30, 2024 compared to $882,000 for the comparable period in 2023, representing an decrease of approximately $252,000 or 28.6%, and were approximately $324,000 for the three-month period ended June 30, 2024 compared to $518,000 for the comparable period in the prior year, representing a decrease of $194,000 or 37.5%. The decrease in costs for the periods was driven by the Company’s cost reduction initiatives throughout the divisions.

General and administrative expenses

General and administrative expenses were approximately $4.3 million for the six-month period ended June 30, 2024 compared to $3.9 million for the comparable period in the prior year, representing an increase of approximately $414,000, or 10.6%, and were approximately $2.3 million for the three-month period ended June 30, 2024 compared to $2.2 million for the comparable period in 2023, representing an increase of approximately $118,000, or 5.4%.

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

Liquidity and Capital Resources

We have a history of operating losses and negative cash flow in operating activities. We have incurred recurring net losses, including net losses from operations before income taxes of $2.3 million and $2.3 million for the six-month periods ended June 30, 2024 and 2023, respectively. We used $2.9 million and $2.3 million of cash for operating activities for the six-month periods ended June 30, 2024 and 2023, respectively.

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

	Six Months Ended June 30,
	2023	2022
Statement of Cash Flow Data:
Net cash used in operating activities	(2,895,711)	(2,283,101)
Net cash used in investing activities	(641,060)	(4,417,782)
Net cash provided by financing activities	3,989,521	4,019,340

Cash Flows used in Operating Activities

Net cash used in operating activities during the six-month period ended June 30, 2024 was approximately $2.9 million, which resulted from net loss of $2.3 million and from the changes in operating assets and liabilities.

Cash Flows used in Investing Activities

Net cash used in investing activities during the six-month periods ended June 30, 2024 and 2023 was $641,000 and $4.4 million, respectively. Net cash used in investing activities for the second quarter of 2024 was primarily related to the purchase of equipment.

Cash Flows provided by Financing Activities

Net cash provided by financing activities during the six-month period ended June, 2024 and 2023 was $4.0 million and $4.0 million, respectively. Net cash flows provided by financing activities for the second quarter of 2024 was primarily proceeds from the issuance of common stock.

As of June 30, 2024, the Company had total assets of approximately $10.5 million. Our cash balance as of June 30, 2024 was approximately $617,000.

Credit Facilities

Economic Injury Disaster Loan

On May 16, 2020, we executed the EIDL Loan from the SBA under its EIDL assistance program in light of the impact of the COVID-19 pandemic on our business. As of June 30, 2024, the loan payable, EIDL Loan noted above is not in default.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2024. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2024, our disclosure controls and procedures were ineffective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified by Securities and Exchange Commission (“SEC”) rules and forms and (b) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding any required disclosure.

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

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our financial statements may not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analyses and procedures in order to conclude that our financial statements for the quarter ended June 30, 2024, included in this Quarterly Report on Form 10-Q were fairly stated in accordance with GAAP. Accordingly, management believes that despite our material weaknesses, our financial statements for the quarter ended June 30, 2024, are fairly stated, in all material respects, in accordance with GAAP.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

In the future, the Company may be subject to various legal proceedings from time to time as part of its business. We are currently not involved in litigation that we believe will have a materially adverse effect on our financial condition or results of operations. As of June 30, 2024, there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self- regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries threatened against or affecting our company, our common stock, any of our subsidiaries or of our company’s or our company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision is expected to have a material adverse effect.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

Item 6. Exhibits.

The following exhibits are included herein or incorporated herein by reference:

4.1	Warrant to Purchase Common Shares issued May 20, 2024 by the Company to EF Hutton YA Fund, LP (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on May 22, 2024)
10.1	Convertible Promissory Note issued to May 20, 2024 by the Company to EF Hutton YA Fund, LP (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 22, 2024)
31.1*	Certification of Jay Kim pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Stephan Kim pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Jay Kim pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Stephan Kim pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Jay Kim	Chief Executive Officer	August 19, 2024
Jay Kim	(Principal Executive Officer)

/s/ Stephan Kim	Chief Financial Officer
Stephan Kim	(Principal Financial and Accounting Officer)	August 19, 2024