Form 10-K
period 2024-12-31
Reborn Coffee, Inc.
filed 2025-03-31
CIK 1707910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $27,855,356 based on the closing sales price on the Nasdaq Stock Market LLC on June 28, 2024, the last business day of the registrants most recently completed second fiscal quarter.

As of March 31, 2025, there were 4,568,508 shares of common stock, par value $0.0001 per share, issued and outstanding.

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

Summary Risk Factors

Investing in our common stock involves a high degree of risk because our business is subject to numerous risks and uncertainties, as further described below. The occurrence of any such risks could adversely affect our business, financial condition, results of operations and prospects. The principal factors and uncertainties that make investing in our common stock speculative or risky include, among others:

●	We have incurred recurring losses and may not be profitable in the future.

●	The report of the independent registered public accounting firm includes a going concern uncertainty explanatory paragraph.

●	Evolving consumer preferences and tastes may adversely affect our business.

●	Our financial condition and quarterly results of operations are subject to, and may be adversely affected by, a number of factors, many of which are also largely outside our control and as such our results may fluctuate significantly and may not fully reflect the underlying performance of our business.

●	We may not be able to compete successfully with other coffee locations, QSRs and convenience locations, including the growing number of coffee delivery options. Intense competition in the foodservice and restaurant industry could make it more difficult to expand our business and could also have a negative impact on our operating results if customers favor our competitors or we are forced to change our pricing and other marketing strategies.

●	Our failure to manage our growth effectively could harm our business and operating results.

●	Our inability to identify, recruit and retain qualified individuals for our locations could slow our growth and adversely impact our ability to operate.

●	Our locations are geographically concentrated in California, and we could be negatively affected by conditions specific to that region.

●	Interruption of our supply chain of coffee or other ingredients, coffee machines and other restaurant equipment or packaging could affect our ability to produce or deliver our products and could negatively impact our business and profitability.

●	Increases in the cost of high-quality coffee beans or other commodities or decreases in the availability of high-quality coffee beans or other commodities could have an adverse impact on our business and financial results.

●	We are increasingly dependent on information technology and our ability to process data in order to operate and sell our goods and services, and if we (or our vendors) are unable to protect against software and hardware vulnerabilities, service interruptions, data corruption, cyber-based attacks, ransomware or security breaches, or if we fail to comply with our commitments and assurances regarding the privacy and security of such data, our operations could be disrupted, our ability to provide our goods and services could be interrupted, our reputation may be harmed and we may be exposed to liability and loss of customers and business.

●	Pandemics or disease outbreaks such as COVID-19 have had, and may continue to have, an effect on our business and results of operations.

●	Our success depends substantially on the value of our brands and failure to preserve their value could have a negative impact on our financial results.

●	Food safety and quality concerns may negatively impact our brand, business and profitability, our internal operational controls and standards may not always be met and our employees may not always act professionally, responsibly and in our and our customers’ best interests. Any possible instances or reports, whether true or not, of food and/or beverage-borne illness could reduce our sales.

●	Changes in the availability of and the cost of labor could harm our business.

●	Our culture has contributed to our success, and if we cannot maintain this culture as we grow, we could lose the high employee engagement fostered by our culture, which could harm our business.

●	Our growth strategy depends in part on opening new retail locations in existing and new markets. We may be unsuccessful in opening new retail locations or establishing new markets, which could adversely affect our growth.

●	Our operating results and growth strategies will be closely tied to the success of our future franchise partners and we have limited control with respect to their operations. Additionally, our future franchise partners’ interests may conflict or diverge with our interests in the future, which could have a negative impact on our business.

●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

PART I

Item 1. Business

Corporate History and Background

Reborn Coffee, Inc. (“Reborn”) was incorporated in the State of Florida in January 2018. In July 2022, Reborn migrated was from Florida to Delaware, and filed a certificate of incorporation with the Secretary of State of the State of Delaware having the same capitalization structure as the Florida predecessor entity. Reborn has the following wholly owned subsidiaries:

●	Reborn Global Holdings, Inc. (“Reborn Holdings”), a California Corporation incorporated in November 2014. Reborn Holdings is engaged in the operation of wholesale distribution and retail coffee stores in California to sell a variety of coffee, tea, Reborn brand name water and other beverages along with bakery and dessert products.

●	Reborn Coffee Franchise, LLC (the “Reborn Coffee Franchise”), a California limited liability corporation formed in December 2020, is a franchisor providing premier roaster specialty coffee to franchisees or customers. Reborn Coffee Franchise continues to develop the Reborn Coffee system for the establishment and operation of Reborn Coffee stores using one or more Reborn Coffee marks. Reborn Coffee Franchise does not have any franchisee as of December 31, 2024.

●	Reborn Realty, LLC (the “Reborn Realty”), a California limited liability corporation formed in March 2023, is an entity which acquired a real property located at 596 Apollo Street, Brea, California.

●	Reborn Coffee Korea, Inc. (the “Reborn Korea”) – a Korea corporation located in Daejeon, South Korea formed in October 2023, is a wholly owned subsidiary of Reborn Holdings with one retail coffee store under the brand name of Reborn Coffee.

●	Reborn Malaysia, Inc. (the “Reborn Malaysia”) – a Malaysian corporation located in Kuala Lumpur, Malaysia formed in October 2023, is majority owned subsidiary, with 60% ownership, of Reborn Holdings with one retail coffee store under the brand name of Reborn Coffee.

Reborn Coffee, Inc., Reborn Global Holdings, Inc., Reborn Coffee Franchise, LLC, Reborn Realty, LLC, Reborn Korea and Reborn Malaysia will be collectively referred as the “Company”.

In August 2022, we consummated our initial public offering (the “IPO”) of 1,440,000 shares of our common stock at a public offering price of $5.00 per share, generating gross proceeds of $7,200,000. Net proceeds from the IPO were approximately $6.2 million after deducting underwriting discounts and commissions and other offering expenses of approximately $998,000.

We had granted the underwriters a 45-day option to purchase up to 216,000 additional shares (equal to 15% of the shares of common stock sold in the offering) to cover over-allotments. In addition, we had agreed to issue to the representative of the several underwriters warrants to purchase the number of shares of common stock in the aggregate equal to five percent (5%) of the shares of common stock to be issued and sold in the IPO. The warrants are exercisable for a price per share equal to 125% of the public offering price. No over-allotment option or representative’s warrants have been exercised.

On August 12, 2022, our common stock began trading on the Nasdaq Capital Market under the symbol “REBN”.

On January 12, 2024, we filed a Certificate of Amendment to our Certificate of Incorporation to effect a reverse stock split of our issued common stock in the ratio of 1-for-8 (the “Reverse Stock Split”). Our common stock began trading on the Nasdaq Capital Market on a Reverse Stock Split-adjusted basis at the market open on Monday, January 22, 2024. Except for our historical financial statements and unless otherwise stated, all option, share, and per share information in this Annual Report on Form 10-K gives effect to the Reverse Stock Split.

Our Company

We are a high growth operator and franchisor of retail locations and kiosks that focus on serving high quality, specialty-roasted coffee. We are an innovative company that strives for constant improvement in the coffee experience through exploration of new technology and premier service, guided by traditional brewing techniques. We believe Reborn differentiates itself from other coffee roasters through its innovative techniques, including sourcing, washing, roasting, and brewing our coffee beans with a balance of precision and craft.

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

In 2015 Jay Kim, our Chief Executive Officer, founded Reborn Coffee. Mr. Kim and his team launched Reborn Coffee with the vision of using the finest pure ingredients and pristine water. We serve customers through our retail store locations in Southern California: Brea, La Crescenta, Huntington Beach, Corona Del Mar, Laguna Woods, Riverside, Manhattan Beach, Irvine, Diamond Bar and Anaheim. In addition to the locations in the United States, we have two international locations in South Korea and Malaysia.

As of December 31, 2024, all of our 12 locations were company-operated.

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

Through a broad product offering, Reborn Coffee provides customers with a wide variety of beverages and coffee options. As a result, we believe we can capture share of any experience where customers seek to consume great beverages whether in our inviting store atmospheres which are designed for comfort, or on the go through our pour over packs, or at home with our whole bean ground coffee bags. We believe that the retail coffee market in the US is large and growing. According to IBIS, in 2025, the retail market for coffee in the United States is expected to be $74.3 billion. This is expected to grow due to a shift in consumer preferences to premium coffee, including specialized blends, espresso-based beverages, and cold brew options. We aim to capture a growing portion of the market as we expand and increase consumer awareness of our brand.

Branding

Reborn Coffee focuses on three key features in our branding: “Introducing the Fourth Wave,” “America’s Best Cold Brew,” and our newly launched “Tea and Bakery” concept. These elements encapsulate the quality of the Reborn Coffee Process—from sourcing, washing, roasting, and brewing coffee to our growing selection of handcrafted tea offerings and artisanal baked goods.

The addition of premium teas and bakery products complements our coffee program and expands the Reborn experience into a more complete and versatile lifestyle brand. Whether customers visit us for a specialty pour over, a matcha latte, or a fresh pastry, the Reborn brand aims to deliver a moment of rejuvenation and enjoyment.

The Reborn Coffee brand is essential to our marketing strategy, as it allows us to stand out compared to our competitors. All of our products aim to make customers feel “reborn” through quality, service, and innovation.

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

Reborn Coffee is built upon superior customer service, convenience, and a modern customer experience, as well as safe, clean, and well-maintained stores that reflect the personalities of the communities in which they operate, thereby building a high degree of customer loyalty. Our strategy for expanding our retail business is to aggressively increase our market share by opening additional stores in both new and existing markets, while also driving sales growth at our current locations. The pace of store development in each market is guided by factors such as expected financial returns, market maturity, economic conditions, consumer trends, and local business environments.

Our highly efficient retail stores and kiosks prioritize customer convenience without sacrificing personalization or quality. Most new locations are between 800 to 1,500 square feet and situated in upscale shopping plazas or key urban centers. We often target spaces vacated by larger national coffee chains, enabling us to remodel purpose-built stores and open quickly in high-traffic areas with pre-existing demand. These strategic decisions support customer conversion by delivering a specialty coffee experience that was previously unavailable in the area.

In addition to coffee, we are rolling out a Tea and Bakery concept that integrates seamlessly with our retail footprint, enhancing dwell time, increasing average ticket size, and diversifying our product mix.

Our stores feature patios, modern design, and inviting interiors that encourage customers to socialize, study, or work. As of December 31, 2024, we operated 12 corporate-owned retail locations across California.

Franchise Operations

In January 2021, we formed Reborn Coffee Franchise LLC in the State of California in order to begin franchising Reborn Coffee retail stores and kiosks. We plan to charge future franchisees a non-refundable franchise fee and certain marketing and royalty fees based on gross sales, however we presently have no contractual commitments or other agreements to do so. We expect to begin franchise sales in 2025. We believe that our team’s prior experience building a large, global foodservice business will allow us to rapidly scale our future franchise effort. In addition, we have formed a franchise council consisting of a team of franchise experts to advise us. We plan to expand beyond California to additional states to create a national and global presence.

Expanding Sales Channels

Today, we sell a variety of our coffee and tea products through both enterprise (B2B) and direct-to-consumer (DTC) channels. Our B2B efforts focus on supplying premium coffee and tea products to hotels, offices, and hospitality groups. In 2024, we expanded our partnerships with hotel operators nationwide, enhancing brand presence in the hospitality sector through bulk ordering and custom offerings like pour over packs and cold brew.

On the consumer side, we have significantly expanded our online sales presence, including through Amazon, our own reborncoffee.com platform, and third-party retailers. Amazon has become a key growth channel for our packaged products, supported by digital marketing and logistics optimization.

Our products are now available in multiple forms, such as whole bean roasted coffee bags, single-serve drip bags, pour over packs, and cold brew concentrates. We are also in discussions with grocery chains and foodservice distributors to increase retail availability, including shelf-ready products and kiosk-style formats.

As part of our 2025 growth strategy, we plan to further scale both B2B and DTC distribution, supported by targeted ad campaigns, customized B2B outreach, and expanded fulfillment capabilities.

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

Our Commitment to Our Team

Reborn Coffee believes in mentoring the developing the next generation of premium coffee baristas. Through our in-depth training, we aim to train dedicated employees who understand science and art behind every cup of coffee. We also expect to form a training school specializing in creating passionate baristas, coffee connoisseurs, and future franchisee by educating its students about coffee processes and preparation methods. The efforts for the training school are underway and we expect to launch the program in 2025.

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

In-Person Marketing Engagement

Engaging customers in-store with a marketing plan is essential for customer retention and new customer generation. Reborn Coffee’s customer loyalty program provides free drinks for every 10 drinks purchased. Additionally, store customers may participate in promotional deals, especially during the holidays and new item releases, to try new innovative items created in-house. We also offer coffee samples of our pour over packs as well as new beans to our retail location customers. The distribution of coffee samples has expanded customers’ knowledge of our products and led to increased contributions to whole bean sales.

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

B2B Strategy

Reborn Coffee products are unique given their potential to engage with business partners for large wholesale orders. Currently, Reborn Coffee builds strong relationships with hotel management companies within California and out-of-state. We currently work with several hotels, providing pour over packs and cold brew packs to cater to their customer needs. Reborn Coffee plans to continue growing its B2B marketing and sales strategy through active outreach and advertising to potential partners. We believe that access to large-scale distribution channels such as hotels increases consumer awareness of our brand while providing us access to large enterprise customers. Gift giving comprises a large percentage of winter B2B sales at Reborn Coffee. During the holidays, Reborn Coffee’s B2B marketing strategy focuses on targeting companies, and specific teams within companies, that are seeking to provide end-of-the-year gifts to their clients and customers. Reborn Coffee provides customized gift sets to each customer’s needs. Word-of-mouth marketing has grown our B2B holiday gift giving accounts greatly, forging opportunities to have worked with companies like Google to provide gift sets for their clients. Reborn Coffee plans to expand not only by growing its retail location footprint, but also through the development of more hotel partnerships, expansion into grocery stores and markets, and expansion of our e-commerce and wholesale.

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

We have a history of operating losses and negative cash flow in operating activities. We have incurred recurring net losses, including net losses from operations before income taxes of $4.8 million and $4.7 million for the years ended December 31, 2024 and 2023, respectively, and we had an accumulated deficit of $21.6 million at December 31, 2024. These factors raise substantial doubt as to our ability to continue as a going concern, and our independent registered public accounting firm has included a going concern uncertainty explanatory paragraph in their report for 2024. Our cash needs will depend on numerous factors, including our revenues, completion of our product development activities, customer and market acceptance of our product, and our ability to reduce and control costs. We expect to devote substantial capital resources to, among other things, fund operations and continue development plans. To support our existing and planned business model, the Company needs to raise additional capital to fund our future operations. The Company has not experienced any difficulty in raising funds through loans, and has not experienced any liquidity problems in settling payables in the normal course of business and repaying loans when they fall due. Successful renewal of our loans, however, is subject to numerous risks and uncertainties. In addition, the increasingly competitive industry conditions under which we operate may negatively impacted our results of operations and cash flows. Additional financing is anticipated to fund the Company’s operations in near future.

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

As of December 31, 2024, Reborn had 12 company-owned locations. One of the key means to achieving our growth strategy will be through opening new locations and operating those locations on a profitable basis. In 2025, we expect to open up to 20 franchise locations.

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

As of December 31, 2024, all of our company-operated locations in the United States were located in California. Adverse changes in demographic, unemployment, economic, regulatory or weather conditions in California have, and may continue, to harm our business. As a result of our concentration in this market, we have been, and in the future may be, disproportionately affected by these adverse conditions compared to other chain beverage locations with a national footprint.

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

Changes in U.S. and international trade policies, including the export and import controls and laws, may adversely impact our business and operating results.

We partner with international suppliers across the globe. This subjects us to risks associated with international trade conflicts including between the United States and China, Mexico, and other countries, particularly with respect to export and import controls and laws. President Donald J. Trump has advocated for greater restrictions on international trade in general, which could result in significantly increased tariffs on certain goods imported into the United States, particularly from China. For example, in recent years the United States government has renegotiated or terminated certain existing bilateral or multi-lateral trade agreements. It has also imposed tariffs on certain foreign goods which resulted in increased costs for goods imported into the United States. In response to these tariffs, a number of United States trading partners have imposed retaliatory tariffs on a wide range of United States products, making it more costly for companies to export products to those countries. The new presidential administration recently imposed new tariffs on imports to the United States from China, Mexico and Canada. In addition, China, Mexico and Canada have imposed retaliatory tariffs on the United States, if tariffs on additional countries were to go into effect, these countries could also impose retaliatory tariffs on the United States.

Rising political tensions could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Additionally, the resulting environment of tariffs, retaliatory trade or other practices or additional trade restrictions or barriers, if implemented on a broader range of products or raw materials, could harm our ability to obtain necessary raw materials and product components or sell our products and services at prices customers are willing to pay, which could have a material adverse effect on our business, prospects, results of operations, and cash flows. Relatedly, trade policies could lead to an increasing number of competitors entering the United States, thereby creating more competition.

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

Pandemics or disease outbreaks such as the COVID-19 pandemic have impacted and are likely to continue to impact customer traffic at our Reborn Coffee locations and may make it more difficult to staff our locations and, in more severe cases, may cause a temporary inability to obtain supplies and increase commodity costs. COVID-19 was officially declared a global pandemic by the World Health Organization in March 2020, and the virus, including the continued spread of highly transmissible variants of the virus, has impacted all global economies, and in the United States has resulted in varying levels of restrictions and shutdowns implemented by national, state, and local authorities.

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

Our success depends in large part upon our ability and our future franchise partners’ ability to maintain and enhance our corporate reputation and the value and perception of our brand. Brand value is based in part on consumer perceptions on a variety of subjective qualities. To be successful in the future, particularly outside of the Southern California region of the United States where the Reborn Coffee brand may be less well known, we believe we must preserve, grow and leverage the value of our brand across interactions.

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

Reborn Coffee continues to be led by our Founder, Jay Kim, who plays an important role in driving our culture, determining the strategy, and executing against that strategy across the company. If Mr. Kim’s services became unavailable to Reborn Coffee for any reason, it may be difficult or challenging for us to find an adequate replacement, which could cause us to be less successful in maintaining our culture and developing and effectively executing on our company strategies.

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

The U.S. Congress, the Trump administration, or any new administration may make substantial changes to fiscal, tax, and other federal policies that may adversely affect our business.

In 2017, the U.S. Congress and the Trump administration made substantial changes to U.S. policies, which included comprehensive corporate and individual tax reform. In addition, the Trump administration called for significant changes to U.S. trade, healthcare, immigration and government regulatory policy. With the transition to the Biden administration in early 2021, changes to U.S. policy occurred and since the start of the Trump Administration in 2025, U.S. policy changes have been implemented at a rapid pace and additional changes are likely. Changes to U.S. policy implemented by the U.S. Congress, the Trump administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business. Until we know what policy changes are made, whether those policy changes are challenged and subsequently upheld by the court system and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

Risks Related to Our Organizational Structure and Ownership of Our Common Stock

If we are unable to satisfy the applicable continued listing requirements of Nasdaq, our common stock could be delisted.

We have listed our common stock on the Nasdaq Capital Market. Although we have met the minimum initial listing standards set forth in the Nasdaq rules, we cannot assure you that our securities will be, or will continue to be, listed on the Nasdaq in the future. In order to continue listing our securities on Nasdaq, we must maintain certain financial, distribution and stock price levels. Generally, among other requirements, we must maintain a minimum bid price of our common stock (generally, $1.00) minimum amount in stockholders’ equity (generally, $2,500,000) and a minimum number of holders of our securities (generally, 300 public holders).

As previously disclosed, we requested a hearing by the Nasdaq Hearings Panel (the “Panel”) of Nasdaq to appeal delisting determinations made by the Listing Qualifications Department (the “Staff”) of Nasdaq: (i) on April 28, 2023 for failure to comply with the bid price requirement of Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”), (ii) on September 5, 2023 for failure to comply with the minimum stockholders equity required for continued listing on Nasdaq, or any of the alternative requirement to Nasdaq Listing Rule 5550(b) (the “Equity Rule”), and (iii) on January 4, 2024 for failure to hold an annual meeting of stockholders for the fiscal year ended December 31, 2023 as required by Nasdaq Listing Rule 5620(a) (the “Meeting Rule”). At the Panel hearing, which occurred on January 18, 2024, we, represented by members of senior management and outside counsel, advised Nasdaq that we proposed to the Panel a compliance plan that included a tentative schedule to complete the items necessary to regain compliance with the Bid Price Rule, the Equity Rule, and the Meeting Rule, and requested an extension of time to fully comply with Nasdaq listing requirements so that we could demonstrate to the Panel that our common stock should not be delisted from Nasdaq.

The Panel granted our request for additional time, which we were than able to regain compliance in the allotted time. However, the Panel placed us on a Discretionary Panel Monitor until May 16, 2025, which will require the Staff to issue a Delist Determination Letter in the event that we fail to maintain compliance with any continued listing requirement (the “Panel Monitor”). Ordinarily, Nasdaq listed companies may be provided additional time to regain compliance with deficiencies. However, pursuant to the Panel Monitor, we are generally not eligible for a compliance period. Therefore, if we receive a deficiency notice, we must request an appeal of such deficiency to the Panel.

Although we anticipate complying with Nasdaq’s Listing Rules going forward, there can be no assurance that we will be able to meet continued listing requirements in the future. In determining whether to afford a company a cure period prior to commencing suspension or delisting procedures, Nasdaq analyzes all relevant facts including any past deficiencies, and thus our prior deficiencies could be used as a factor by Nasdaq in any future decision to delist our securities from trading on its exchange.

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

Due to the implementation of the Reverse Stock Split, the liquidity of our common stock may be adversely effected.

Our common stock began trading on Nasdaq on a Reverse Stock Split-adjusted basis beginning on January 22, 2024. The liquidity of the shares of our common stock may be affected adversely by any reverse stock split given the reduced number of shares of our common stock that are outstanding following the Reverse Stock Split, especially if the market price of our common stock does not increase as a result of the Reverse Stock Split. Following the Reverse Stock Split, the resulting market price of our common stock may not attract new investors and may not satisfy the investing requirements of those investors. Although we believe that a higher market price of our common stock may help generate greater or broader investor interest, there can be no assurance that the Reverse Stock Split resulted in a share price that will attract new investors, including institutional investors. In addition, there can be no assurance that the market price of our common stock will satisfy the investing requirements of those investors. As a result, the trading liquidity of our common stock may not necessarily improve.

It is not possible to predict the actual number of shares we will sell under the ELOC Agreement to Arena, or the actual gross proceeds resulting from those sales.

We are party to a purchase agreement (“ELOC Agreement”) with Arena Business Solutions Global SPC II, Ltd (“Arena”) dated February 10, 2025. Under the ELOC Agreement, we have the right, but not the obligation, to direct Arena to purchase up to $50.0 million in shares of our common stock (the “ELOC Shares”) upon satisfaction of certain terms and conditions contained in the ELOC Agreement, including, without limitation, an effective registration statement filed with the SEC registering the resale of Commitment Fee Shares (as defined below) and additional shares to be sold to Arena from time to time under the ELOC Agreement. The term of the ELOC Agreement began on the date of execution and ends on the earlier of (i) the first day of the month following the 36-month anniversary of the execution date, (ii) the date on which the Investor shall have purchased the maximum amount of ELOC Shares, or (iii) the effective date of any written notice of termination delivered pursuant to the terms of the ELOC Agreement (the “Commitment Period”).

During the Commitment Period, we may direct Arena to purchase ELOC Shares by delivering a notice (an “Advance Notice”) to Arena. We shall, in our sole discretion, select the amount of ELOC Shares requested by us in each Advance Notice. However, such amount may not exceed the Maximum Advance Amount (as defined in the ELOC Agreement). The purchase price to be paid by Arena for the ELOC Shares will be ninety-six percent (96%) of the VWAP (as defined in the ELOC Agreement) of our common stock during the trading day commencing on the date of the Advance Notice, subject to adjustment pursuant to the terms of the ELOC Agreement.

In consideration for Arena’s execution and delivery of the ELOC Agreement, we agreed to issue to Arena, as a commitment fee: (i) a number of shares of common stock (the “Initial Commitment Fee Shares”) equal to 750,000 divided by the simple average of the daily VWAP of the common stock during the five trading days immediately preceding the effectiveness of the initial registration statement (the “Initial Registration Statement”) on which the Initial Commitment Fee Shares are registered promptly after the effectiveness of the Registration Statement and (ii) a number of shares of common stock (“Additional Commitment Fee Shares,” and together with the Initial Commitment Fee Shares, the “Commitment Fee Shares”) equal to 750,000 divided by the simple average of the daily VWAP of the common stock during the five trading days immediately preceding the two month anniversary of the effectiveness of the Initial Registration Statement, promptly after such two-month anniversary.

Because the price per share of each share sold to Arena will fluctuate during the sales period, it is not currently possible to predict the number of shares that will be sold or the actual gross proceeds to be raised in connection with those sales.

In addition, any issuance and sale by us under the ELOC Agreement of a substantial amount of shares of common stock could cause additional substantial dilution to our stockholders.

We may require additional financing to sustain our operations and without it we may not be able to continue operations.

Subject to the terms and conditions of the ELOC Agreement, we may, at our discretion, direct Arena to purchase up to $50.0 million of shares of our common stock under the ELOC Agreement from time-to-time. The purchase price per share for the shares of common stock that we may elect to sell to Arena under the ELOC Agreement will fluctuate based on the market prices of our common stock for each purchase made pursuant to the ELOC Agreement, if any. Accordingly, it is not currently possible to predict the number of shares that will be sold to Arena, the actual purchase price per share to be paid by Arena for those shares, if any, or the actual gross proceeds to be raised in connection with those sales.

In addition, on February 6, 2025, we entered into a Securities Purchase Agreement (“Debenture Purchase Agreement”) with the purchasers named therein (the “Debenture Investors”). Under the Debenture Purchase Agreement, we agreed to issue 10% original issue discount secured convertible debentures (“Debentures”) in a principal amount of up to $10,000,000, divided into up to four separate tranches that are each subject to certain closing conditions (the “Debenture Transaction”). The conversion price per share of each Debenture, subject to adjustment as provided therein, is equal to 92.5% of the lowest daily VWAP (as defined in the Debentures) of our shares of common stock during the five trading day period ending on the trading day immediately prior to delivery or deemed delivery of the applicable Conversion Notice (as defined in the Debentures). The Debentures accrue interest at a rate of 10% per annum paid in kind, unless there is an event of default in which case the Debentures will accrue interest at a default rate.

Upon the consummation of the closing of each tranche, we also agreed to issue common stock purchase warrants (the “Debenture Warrants”) to each Debenture Investor who participates in such closing. The Debenture Warrants will: (i) provide for the purchase by the applicable Debenture Investor of a number of shares of common stock equal to 20% of the total principal amount of the related Debenture purchased by the Debenture Investor on the applicable closing date divided by 92.5% of the lowest daily VWAP of common stock for the five consecutive trading day period ended on the last trading day immediately preceding such closing date and (ii) be exercisable at an exercise price equal to 92.5% of the average of the lowest daily VWAP of the common stock over the consecutive trading days immediately preceding the delivery of the applicable Notice of Exercise (as defined in the Debenture Warrants).

As of the date of this Annual Report on Form 10-K, we have conducted two closings pursuant to the Debenture Purchase Agreement and sold Debentures in the aggregate principal amount of $1,666,666 for a purchase price of $1,500,000, representing an original issue discount of ten percent (10%). We also issued to the Debenture Investors 163,394 Debenture Warrants in connection with the closings.

The extent to which we rely on Arena and/or the Debenture Investors as a source of funding will depend on a number of factors including, the prevailing market price of our common stock and the extent to which we are able to secure working and other capital from other sources. If obtaining sufficient funding from ELOC Agreement were to prove unavailable or prohibitively dilutive, we may need to secure another source of funding in order to satisfy our working and other capital needs. Even if we were to sell to Arena all of the shares of common stock available for sale to Arena under the ELOC Agreement and conduct the remaining closings pursuant to the Debenture Purchase Agreement, we may still need additional capital to fully implement our business, operating and development plans. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences may be a material adverse effect on our business, operating results, financial condition and prospects.

Future sales and issuances of our common stock or other securities might result in significant dilution and could cause the price of our common stock to decline.

To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions, at prices and in a manner we determine from time to time. We may sell shares or other securities in another offering at a price per share that is less than the price per share paid by investors in this offering, and investors purchasing shares or other securities in the future could have rights superior to existing stockholders. The price per share at which we sell additional shares of our common stock, or securities convertible or exchangeable into common stock, in future transactions may be higher or lower than the price per share paid by investors in this offering.

We cannot predict what effect, if any, sales of shares of our common stock in the public market or the availability of shares for sale will have on the market price of our common stock. However, future sales of substantial amounts of our common stock in the public market, including shares issued upon exercise of outstanding options, warrants and convertible preferred shares, or the perception that such sales may occur, could adversely affect the market price of our common stock.

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

As of December 31, 2024, we had $500,000 in principal amount outstanding under U.S. Small Business Administration Loan No. 7331917406 under its Economic Injury Disaster Loan assistance program in light of the impact of the COVID-19 pandemic, which we refer to as our EIDL Loan, $63,801 in principal outstanding under the Paycheck Protection Program Loan administered by the U.S. Small Business Administration, $111,300 in principal outstanding under our loans with Square Capital, LLC and $727,073 of short term borrowing from a private party.

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

As a public company, we will be subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and the rules and regulations of the applicable listing standards of Nasdaq. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting, and financial compliance costs, make some activities more difficult, time consuming, and costly, and place significant strain on our personnel, systems, and resources.

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

Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our consolidated financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on Nasdaq. As a public company, we are required to provide an annual management report on the effectiveness of our internal control over financial reporting.

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

As of December 31, 2024, we had 12 company-owned retail locations across California, in Korea, and in Malaysia, all of which are leased.

Item 3. Legal Proceedings

There are no material proceedings to which any director or officer, or any associate of any such director or officer, is a party that is adverse to our company or any of our subsidiaries or has a material interest adverse to our company or any of our subsidiaries. No director or executive officer has been a director or executive officer of any business which has filed a bankruptcy petition or had a bankruptcy petition filed against it during the past ten years. No current director or executive officer has been convicted of a criminal offense or is the subject of a pending criminal proceeding during the past ten years. No current director or executive officer has been the subject of any order, judgment or decree of any court permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities during the past ten years. No current director or officer has been found by a court to have violated a federal or state securities or commodities law during the past ten years.

We are subject to various legal proceedings from time to time as part of its business. We are not presently a party to any legal proceedings that, if determined adversely to us, we believe would individually or in the aggregate have a material adverse effect on our business, results of operations, financial condition or cash flows. However, legal proceedings are inherently uncertain. As a result, the outcome of a particular matter or a combination of matters may be material to our results of operations for a particular period, depending upon the size of the loss or our income for that particular period.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the Nasdaq Capital Market under the symbol “REBN”.

Holders of Record

As of [March 27, 2024], there were [2,716,373] of our shares of common stock issued and outstanding held by approximately [412] stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Recent Sales of Unregistered Equity Securities

None.

Reverse Stock Split

On January 12, 2024, we filed a Certificate of Amendment (the “Certificate of Amendment”) to our Certificate of Incorporation to effect a reverse stock split of our issued common stock in the ratio of 1-for-8 (the “Reverse Stock Split”). The common stock began trading on the Nasdaq Capital Market on a Reverse Stock Split-adjusted basis at the market open on Monday, January 22, 2024.

As a result of the Reverse Stock Split, the total number of shares of common stock held by each shareholder was converted automatically into the number of whole shares of common stock equal to (i) the number of shares of common stock held by such shareholder immediately prior to the Reverse Split, divided by (ii) 8, and then rounded up to the nearest whole number. No fractional shares were issued, and no cash or other consideration was paid to any shareholder. Instead, we issued one whole share of the post-Reverse Stock Split common stock to any shareholder who otherwise would have received a fractional share as a result of the Reverse Stock Split.

Except for our historical financial statements and unless otherwise stated, all option, share, and per share information gives effect to the Reverse Stock Split.

Issuer Purchases of Equity Securities

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition. Historical results may not be indicative of future performance. The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and all other non-historical statements in this discussion are forward-looking statements and are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and elsewhere in this report, particularly in “Risk Factors” or in other sections of this Annual Report on Form 10-K.

Business

Reborn Coffee is focused on serving high quality, specialty-roasted coffee at retail locations, kiosks and cafes. We are an innovative company that strives for constant improvement in the coffee experience through exploration of new technology and premier service, guided by traditional brewing techniques. We believe Reborn differentiates Coffee itself from other coffee roasters through its innovative techniques, including sourcing, washing, roasting, and brewing our coffee beans with a balance of precision and craft.

Founded in 2015 by Jay Kim, our Chief Executive Officer, Mr. Kim and his team launched Reborn Coffee with the vision of using the finest pure ingredients and pristine water. We currently serve customers through our 10 retail stores located in California, 1 store in Korea, and 1 store in Malaysia.

Reborn Coffee continues to elevate the high-end coffee experience, and we received 1st place traditional still in “America’s Best Cold Brew” competition by Coffee Fest in 2017 in Portland and 2018 in Los Angeles.

Current Operations

We have a production and distribution center at our headquarters that we use to process and roast coffee for wholesale and retail distribution.

We have the following twelve retail coffee locations as of December 31, 2024:

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

Components of Our Results of Operations

Revenue

We recognize revenue in accordance with ASC 606, Revenue from Contracts with Customers. Our net revenue primarily consists of revenues from our retail locations and wholesale and online stores. Accordingly, we recognize revenue as follows:

●	Retail Store Revenue

Retail store revenues are recognized when payment is tendered at the point of sale. Retail store revenues are reported net of sales, use or other transaction taxes that are collected from customers and remitted to taxing authorities. Sales taxes that are payable are recorded as accrued as other current liabilities. Retails store revenue makes up approximately [98]% of our total revenue.

●	Wholesale and Online Revenue

Wholesale and online revenues are recognized when the products are delivered, and title passes to customers or to the wholesale distributors. When customers pick up the products at our warehouse, or the products are delivered to the wholesale distributors, the title of the products passes and revenue is recognized. Wholesale revenues make up between [4% to 6%] of our total revenue.

Cost of Sales

Cost of sales includes costs associated with generating revenue within our company-owned retail locations and through wholesale and online platform.

General and Administrative Expense

General and administrative expenses include store-related expenses as well as our corporate headquarters’ expenses.

Reverse Stock Split

On January 12, 2024, we filed the Certificate of Amendment to our Certificate of Incorporation to effect the Reverse Stock Split of our issued common stock in the ratio of 1-for-8. The common stock began trading on the Nasdaq Capital Market on a Reverse Stock Split-adjusted basis at the market open on Monday, January 22, 2024.

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

For the Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023.

	Years Ended December 31,		Changes
	2024	2023	Amount	%
Net revenues:
Stores	$5,573,247	$5,266,783	$306,464	5.8%
Wholesale and online	355,286	241,356	113,930	47.2%
Total net revenues	5,928,533	5,508,139	420,394	7.6%

Operating costs and expenses:
Product, food and drink costs - stores	2,062,460	1,782,681	279,779	15.7%
Cost of sales—wholesale and online	142,114	105,714	36,400	34.4%
General and administrative	8,343,505	8,162,523	180,982	2.2%
Total operating costs and expenses	10,548,079	10,050,918	497,161	4.9%

Loss from operations	(4,619,546)	(4,542,779)	(76,767)	1.7%

Other income (expense):
Other income (expense)	55,140	(8,942)	64,082	-716.6%
Asset impairment loss	(25,602)	-	(25,602)	n/a
Loss on the sale of building	-	(36,094)	36,094	-100.0%
Interest expense	(215,140)	(129,480)	(85,660)	66.2%
Total other expense, net	(185,602)	(174,516)	(11,086)	6.4%

Loss before income taxes	(4,805,148)	(4,717,295)	(87,853)	1.9%

Provision for income taxes	800	7,828	(7,028)	-89.8%

Net loss	$(4,805,948)	$(4,725,123)	$(80,825)	1.7%

Net Revenues – Revenues were approximately $5.9 million for the year ended December 31, 2024, compared to $5.5 million for the year ended December 31, 2023, representing an increase of approximately $0.4 million, or 7.6%. The increase in sales for the periods was primarily driven by the opening of new locations, and to the continued focus on marketing efforts to grow brand recognition.

Product, Food and Drink Costs (stores) – Product, food and drink costs were approximately $2.1 million for the year ended December 31, 2024 compared to $1.8 million for the comparable period in 2023, representing an increase of approximately $0.3 million, or 15.7%. The increase in costs was partially driven by the opening of new locations and the overall increase in sales for the period.

General and administrative expenses – General and administrative expenses were approximately $8.3 million for the year ended December 31, 2024 compared to $8.2 million for the comparable period in the prior year, representing an increase of approximately $0.1 million, or 1.2%. The increase was mainly caused by increased occupancy expenses and labor costs with opening of new locations.

Other Income (Expense) – Other income or expense primarily includes interest expense. Interest expense was $0.2 million for the year ended December 31, 2024 compared to $0.1 million for the year ended December 31, 2023, an increase of $0.1 million. The increase was primarily due to increase in high interest rate for the monies borrowed during 2024.

Liquidity and Capital Resources

We have a history of operating losses and negative cash flow in operating activities. We have incurred recurring net losses, including net losses from operations before income taxes of $4.8 million and $4.7 million for the years ended December 31, 2024 and 2023, respectively. We used $3.5 million and $3.2 million cash for operating activities during the years ended December 31, 2024 and 2023, respectively. These factors raise substantial doubt as to our ability to continue as a going concern, and our independent registered public accounting firm has included a going concern explanatory paragraph in our audit report for 2024.

Our cash needs will depend on numerous factors, including our revenues, completion of our product development activities, customer and market acceptance of our product, and our ability to reduce and control costs. We expect to devote substantial capital resources to, among other things, fund operations and continue development plans.

To support our existing and planned business model, we need to raise additional capital to fund our future operations. We have not experienced any difficulty in raising funds through loans, and have not experienced any liquidity problems in settling payables in the normal course of business and repaying loans when they fall due. Successful renewal of our loans, however, is subject to numerous risks and uncertainties. In addition, the increasingly competitive industry conditions under which we operate may negatively impacted our results of operations and cash flows. Additional financing is anticipated to fund our operations in near future. However, other than the ELOC Agreement and the Arena Debenture Transaction, there are no current agreements or understandings with regard to the form, time or amount of such financing and there is no assurance that any of this financing can be obtained or that we can continue as a going concern.

	Years Ended December 31,
	2024	2023
Statement of Cash Flow Data:
Net cash used in operating activities	(3,452,229)	(3,179,003)
Net cash provided by (used in) investing activities	(977,217)	(2,413,257)
Net cash provided by financing activities	4,423,360	2,737,526

Cash Flows Used in Operating Activities

Net cash used in operating activities during the year ended December 31, 2024 was approximately $3.5 million, which resulted from net loss of $4.8 million, non-cash charges of $0.8 million for stock compensation, and $0.4 million for depreciation, and net cash inflows of $0.2 million from changes in operating assets and liabilities.

Net cash used in operating activities during the year ended December 31, 2023 was approximately $3.2 million, which resulted from net loss of $4.7 million, non-cash charges of $0.3 million for stock compensation, $0.3 million for operating lease and $0.3 million for depreciation, and net cash inflows of $0.7 million from changes in operating assets and liabilities.

Cash Flows Used in Investing Activities

Net cash used in investing activities for the years ended December 31, 2024 and 2023 was $1.0 million and $2.4 million, respectively. These expenditures in each period are primarily related to purchases of property and equipment in connection with current and future location openings and maintaining our existing locations.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities during the year ended December 31, 2024 was $4.4 million, which was primarily due to proceeds from issuances of common stock and off-set by repayments of loans payable. Net cash provided by financing activities during the year ended December 31, 2023 was $2.7 million, which was primarily from proceeds from the credit line and loans.

Credit Facilities

Economic Injury Disaster Loan

On May 16, 2020, we executed the EIDL Loan from the SBA under its EIDL assistance program in light of the impact of the COVID-19 pandemic on our business. As of December 31, 2024, the loan payable, EIDL Loan noted above is not in default.

Pursuant to the SBA Loan Agreement, we borrowed an aggregate principal amount of the EIDL Loan of $500,000, with proceeds to be used for working capital purposes. Interest accrues at the rate of 3.75% per annum and will accrue only on funds actually advanced from the date of each advance. Installment payments, including principal and interest, are due monthly beginning May 16, 2021 (twelve months from the date of the SBA Loan Agreement) in the amount of $731. The balance of principal and interest is payable thirty years from the date of the SBA Loan. In connection therewith, we also received a $10,000 grant, which does not have to be repaid. During the year ended December 31, 2020, $10,000 was recorded in Economy injury disaster loan (EIDL) grant income in the Statements of Operations. The schedule of payments on this loan was later deferred to commence 24 months from the date of loan and we have paid the payments since May 2022.

In connection therewith, we executed (i) a loan for the benefit of the SBA, which contains customary events of default and (ii) a Security Agreement, granting the SBA a security interest in all of our tangible and intangible personal property, which also contains customary events of default (the “SBA Security Agreement”).

Paycheck Protection Program Loan

In May 2020, we secured a loan under the PPP administered by the SBA in the amount of $115,000. In February 2021, we secured a second loan under this program in the amount of approximately $167,000. The interest rate of the loan is 1.00% per annum and accrues on the unpaid principal balance computed on the basis of the actual number of days elapsed in a year of 360 days. Commencing seven months after the effective date of each PPP Loan, we are required to pay the Lender equal monthly payments of principal and interest as required to fully amortize any unforgiven principal balance of the loan by the two-year anniversary of the effective date of the loan. The PPP Loan contains customary events of default relating to, among other things, payment defaults, making materially false or misleading representations to the SBA or the Lender, or breaching the terms of the PPP Loan. The occurrence of an event of default may result in the repayment of all amounts outstanding under the PPP Loan, collection of all amounts we owe, or filing suit and obtaining judgment against us. Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of the loan granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payment of payroll costs and any payments of mortgage interest, rent, and utilities. Recent modifications to the PPP by the U.S. Treasury and Congress have extended the time period for loan forgiveness beyond the original eight-week period, making it possible for us to apply for forgiveness of our PPP loan. The Company was granted forgiveness for the initial PPP Loan prior to December 31, 2021.

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

Income Taxes

We file income tax returns in the U.S. federal and California state jurisdictions. We also file income tax returns in South Korea and Malaysia related to our subsidiaries located in those countries. Income taxes in South Korea and Malaysia is not material.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2024. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2024, our disclosure controls and procedures were ineffective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified by Securities and Exchange Commission (“SEC”) rules and forms and (b) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding any required disclosure.

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

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our financial statements may not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analyses and procedures in order to conclude that our financial statements for the year ended December 31, 2024 included in this Annual Report on Form 10-K were fairly stated in accordance with GAAP. Accordingly, management believes that despite our material weaknesses, our financial statements for the quarter ended December 31, 2024 are fairly stated, in all material respects, in accordance with GAAP.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the 2013 Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based upon this assessment, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2024 our internal controls over financial reporting were ineffective.

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

Item 9B. Other Information

Trading Plans

During the three months ended December 31, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Current Directors and Executive Officers

The following table provides information regarding our executive officers and members of our board of directors as of the date of this Annual Report on Form 10-K:

Name	Age	Position
Executive Officers
Jay Kim	63	Chief Executive Officer and Director
Stephan Kim	49	Chief Financial Officer

Non-Employee Directors
Farooq M. Arjomand	67	Chairman of the Board of Directors and Independent Director
Dennis R. Egidi	75	Director
Sehan Kim	70	Independent Director
Andy Nasim	44	Independent Director
Jennifer Tan	57	Independent Director

Background of Executive Officers and Directors

Jay Kim, age 63, Chief Executive Officer and Director

Mr. Kim has served as our Chief Executive Officer since inception in 2014. On July 1, 2007, Mr. Kim previously founded Wellspring Industry, Inc., which created the yogurt distribution company “Tutti Frutti” and the bakery-café franchise “O’My Buns.” Tutti Frutti grew to approximately 700 agents worldwide that offered self-serve frozen yogurt. Mr. Kim sold the majority ownership of Wellspring to group of investors in 2017 to focus his efforts on Reborn Coffee.

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

Stephan Kim, age 49, Chief Financial Officer

Mr. Kim has served as our full-time Chief Financial Officer since June 26, 2022. Prior to joining Reborn Coffee, Mr. Kim provided professional accounting and tax consulting services for nearly 20 years to various clients in the consumer retail, healthcare, industrial manufacturing, and technology industries. Throughout his career as a public accountant, controller and banker in the US and South Korea, Mr. Kim has obtained broad and in-depth expertise on international accounting, finance, taxes and Sarbanes-Oxley 404 compliance. Mr. Kim graduated from Sogang University in South Korea with a B.A. in Sociology and Business in 2002 and earned a Master’s degree in Professional Accountancy from Indiana University in 2005. Mr. Kim began his career in 2002 as a banker with Shinhan Bank in South Korea. From 2005 to 2010, Mr. Kim was an Audit Manager at KPMG, Los Angeles office.

Non-Employee Directors

Farooq M. Arjomand, age 67, Chairman of the Board of Directors

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

Dennis R. Egidi, age 75, Director

Mr. Egidi is a licensed real estate broker in the State of Illinois. Additionally, Mr. Egidi was awarded the CPM® designation through the Institute of Real Estate Management. He holds a bachelor’s degree in civil engineering and attended graduate school in Civil Engineering at the University of Detroit.

Mr. Egidi joined our Board as a Director and the Vice Chairman of the Board in June of 2020. Mr. Egidi formed DRE, Inc., an Illinois real estate development company in 1993, developing over 30 affordable housing projects in Illinois, Ohio, Indiana, Iowa, and California, totaling approximately 5,000 units. Today, he continues to serve as President of DRE, Inc., and acts as Managing General Partner of 15 limited partnerships, of which 5 have been redeveloped over the past 5 years.

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

Sehan Kim, age 70, Director

Sehan Kim has been a Director of Reborn Global since January 2015 and became a member of the Board of Reborn Coffee in 2018. Sehan Kim joined Magitech Incorporation in 2013 as Vice President of Operations. He oversees operations and management in water, and beverage businesses at Magitech Corporation. He led the major projects at Magitech to install the ERP system and the cold brewed coffee extraction systems.

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

Andy Nasim, age 44, Director

Andy Nasim has served as a Director on our Board since July 2023. Mr. Nasim graduated with a Bachelor of Science in Business with Information Technology from Staffordshire University, United Kingdom. He commenced his career in 2002 as a business development manager with Kenanga Capital Sdn Bhd, the stockbroking lending division of Kenanga Investment Bank Berhad where he drove the credit business of corporate banking, equity financing and development of financing solutions through various structured financing products and Islamic trade financing. He then became Head of Kenanga Private Equity division in 2010 where he was involved in strategic offshore merger and acquisition for the group. He obtained extensive experience in the capital markets and financial services operations. From January 2017 to present, Mr. Nasim has served as CEO / Executive Director of the Wellspring Group; a company which owns the global trademark of world-renowned dessert brand. He oversees strategic planning and international brand expansion for the Group.

Jennifer Tan, age 57, Director

Jennifer Tan has served as a Director on our Board since October 2023. Ms. Tan has over 30 years’ experience as a global entrepreneur in diversified businesses in the U.S., Europe and Asia. Since 2020, she has served as Chief Executive Officer of Hawaii Volcano Tea LP, a tea farm with multiple locations in the Volcano area of Hawaii Island. From 2009 to 2019, Ms. Tan served as Managing Director of Tutti Frutti (China) Limited, developing and executing marketing plans for Tutti Frutti Frozen Yogurt stores on both corporate-owned and franchise retail stores in China, Hong Kong and Macau. From 1997 to 2001, she served as the Managing Director of International Golf & Yacht Club (Hong Kong) Limited and Mass Star Development Limited.

Family Relationships

There are no family relationships among any of our executive officers or directors.

Board Composition

Our business and affairs are managed under the direction of our board of directors, a majority of which are independent (i.e., Farooq M. Arjomand, Sehan Kim, Andy Nasim, and Jennifer Tan). We have six directors with no vacancies. Our current directors will continue to serve as directors until their resignation, removal or successor is duly elected.

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

Director Nominations

We do not have a standing nominating committee. In accordance with the Nasdaq corporate governance standards, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. As there is no standing nominating committee, we do not have a nominating committee charter in place.

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

Code of Business Conduct and Ethics

In 2017, we adopted a Code of Business Conduct and Ethics that applies to all our employees, officers and directors. This includes our principal executive officer, principal financial officer and principal accounting officer or controller, or persons performing similar functions. The full text of our Code of Business Conduct and Ethics is posted on our website at www.reborncoffee.com. We intend to disclose on our website any future amendments of our Code of Business Conduct and Ethics or waivers that exempt any principal executive officer, principal financial officer, principal accounting officer or controller, persons performing similar functions or our directors from provisions in the Code of Business Conduct and Ethics. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K, and you should not consider information on our website to be part of this Annual Report on Form 10-K.

Insider Trading Policy

Our Code of Business Conduct and Ethics contains an insider trading policy that governs the purchase, sale, and other disposition of our securities by our directors, officers, employees and other individuals associated with us, as well as by the Company itself, that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to us. A copy of our Code of Business Conduct and Ethics is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

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

Our named executive officers for the year 2024, which consist of our principal executive officer and our two highest compensated executive officers, were:

●	Jay Kim, President and Chief Executive Officer; and

●	Stephan Kim, Chief Financial Officer.

Administration

Our Compensation Committee oversees our executive compensation program and is responsible for approving the nature and amount of the compensation paid to our NEOs. The committee also administers our equity compensation plan and awards.

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

Summary Compensation Table – Officers

The following table sets forth information concerning the compensation of our named executive officers for the years ended December 31, 2024 and December 31, 2023.

		Salary	Bonus	Stock Awards	Option Awards	Non-equity Incentive plan compensation	Change in Pension Value and Nonqualified deferred compensation	All other Compensation	Total
Name and principal position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Jay Kim Chief Executive Officer	2024	$162,000	-0-	-0-	-0-	-0-	-0-	-0-	$162,000

Stephan Kim Chief Financial Officer	2024	$124,000	-0-	-0-	-0-	-0-	-0-	-0-	$124,000

Jay Kim Chief Executive Officer	2023	$150,000	-0-	-0-	-0-	-0-	-0-	-0-	$150,000

Stephan Kim Chief Financial Officer	2023	$144,000	-0-	-0-	-0-	-0-	-0-	-0-	$144,000

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

Timing of Option Awards

We provide the following discussion of the timing of option awards in relation to the disclosure of material nonpublic information, as required by Item 402(x) of Regulation S-K. We have no policy or practice regarding option grant timing because we do not grant, and have not granted, options to our NEOs. We have not timed the disclosure of material nonpublic information to affect the value of executive compensation. During 2024, we did not grant any stock options to the NEOs during any period beginning four business days before the filing of a periodic report on Form 10-Q or Form 10-K or the filing or furnishing of a current report on Form 8-K disclosing material non-public information (other than a current report on Form 8-K disclosing a material new stock option award under Item 5.02(e) of such Form 8-K), and ending one business day after the filing or furnishing of such report with the SEC.

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2024, there were no outstanding equity awards for each of the NEOs.

Director Compensation

No compensation was paid to our non-employee directors for services rendered during the years ended December 31, 2024 and 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 15, 2025, information regarding beneficial ownership of our capital stock by:

●	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our common stock;

●	each of our directors;

●	each of our NEOs; and

●	all of our current executive officers, directors and director nominees as a group.

In the table below, percentage ownership is based on 4,568,508 shares of our Common Stock issued and outstanding as of March 31, 2025.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants or rights as these warrants and rights are not exercisable or convertible within 60 days of the date of this Report.

Except as otherwise noted below, the address for each person or entity listed in the table is c/o Reborn Coffee Inc., 580 N. Berry St. Brea, CA 92821.

	Number of Shares	Percentage of Shares
Name of Beneficial Owner	Beneficially Owned	Beneficially Owned
5% or Greater Stockholders
Directors and Named Executive Officers
Jay Kim, Chief Executive Officer and Director	410,834	9.0%
Stephan Kim, Chief Financial Officer	87,190	1.9%
Farooq M. Arjomand, Chairman of the Board	456,082	10.0%
Dennis R. Egidi, Director	155,350	3.4%
Sehan Kim, Director	47,786	1.0%
Andy Nasim, Director	-	-
Jennifer Tan, Director	-	-

All directors, directors nominees and executive officers as a group (7 persons):	1,157,242	25.3%

Securities Authorized for Issuance under Equity Compensation Plans

None.

Changes in Control

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Policies and Procedures for Related Person Transactions

Our board of directors has adopted a written-related person transaction policy, which sets forth the policies and procedures for the review and approval or ratification of related party transactions. This policy is administrated by our Audit Committee. These policies provide that, in determining whether or not to recommend the initial approval or ratification of a related party transaction, the relevant facts and circumstances available shall be considered, including, among other factors it deems appropriate, whether the interested transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related party’s interest in the transaction.

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

Item 14. Principal Accountant Fees and Services

We have appointed BCRG Group (“BCRG”) to serve as our independent registered public accounting firm for the fiscal year ending December 31, 2024. BCRG has served as our independent registered public accounting firm since 2024.

Fees Billed to the Company in fiscal year 2024

The following table sets forth the fees billed to us by our auditor, BCRG, for professional services rendered during the fiscal years ended December 31, 2024:

December 31, 2024
Audit fees(1)	$125,000
Audit related fees(2)	-
Tax fees(3)	-
$125,000

(1)	Audit Fees — Audit fees consist of fees billed for the audit of our annual financial statements and the review of the interim consolidated financial statements.

(2)	Audit-Related Fees — These consisted principally of the aggregate fees related to audits that are not included Audit Fees.

(3)	Tax Fees — Tax fees consist of aggregate fees for tax compliance and tax advice, including the review and preparation of our various jurisdictions’ income tax returns.

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

(b)	Exhibits

EXHIBIT INDEX

3.1	Certificate of Incorporation (Delaware), dated July 27, 2022 (incorporated by reference to Exhibit 3.1 to Amendment No. 5 to our Registration Statement on Form S-1 filed on August 2, 2022)
3.2	Bylaws of Registrant (Delaware) (incorporated by reference to Exhibit 3.2 to Amendment No. 5 to our Registration Statement on Form S-1 filed on August 2, 2022)
3.3	Certificate of Amendment to Certificate of Incorporation filed with the Secretary of State of the State of Delaware on January 12, 2024 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on January 16, 2024)
4.1	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.3 to our Annual Report on Form 10-K filed on March 28, 2024)
4.2	Specimen Common Stock Certificate (Delaware) (incorporated by reference to Exhibit 4.1 to Amendment No. 5 to our Registration Statement on Form S-1 filed on August 2, 2022)
4.3	Form of Representative’s Warrant (incorporated by reference to Exhibit 4.5 to Amendment No. 2 to our Registration Statement on Form S-1 filed on April 18, 2022)
4.4	Warrant to Purchase Common Shares issued May 20, 2024, by Reborn Coffee Inc. to EFF HUTTON YA FUND, LP (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on May 23, 2024)
4.5	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on February 12, 2025)
10.1	Share Exchange Agreement, dated May 7, 2018 by and among Capax, Reborn and each of the RB shareholders (incorporated by reference to Exhibit 10.1 to Amendment No. 2 to our Registration Statement on Form S-1 filed on April 18, 2022)
10.2	Form of Letter Agreement (Lockup) by and among Registrant, officers and directors of Registrant and EF Hutton (incorporated by reference to Exhibit 10.2 to Amendment No. 2 to our Registration Statement on Form S-1 filed on April 18, 2022)
10.3+	Form of Director and Officer Indemnity Agreement (incorporated by reference to Exhibit 10.3 to Amendment No. 2 to our Registration Statement on Form S-1 filed on April 18, 2022)
10.4	Shopping Center Lease by and between Reborn Global Holdings, Inc. and La Floresta Regency, LLC, effective July 25, 2016 (incorporated by reference to Exhibit 10.4 to Amendment No. 2 to our Registration Statement on Form S-1 filed on April 18, 2022)
10.5	Standard Industrial/ Commercial Multi-Tenant Lease, as amended, by and between Reborn Global Holdings, Inc. and Foothill Crescenta, LLC, effective December 6, 2016 (incorporated by reference to Exhibit 10.5 to Amendment No. 2 to our Registration Statement on Form S-1 filed on April 18, 2022)
10.6	Shopping Center Lease by and between Reborn Global Holdings, Inc. and Sibling Associates, LLC, effective July 12, 2017 (incorporated by reference to Exhibit 10.6 to Amendment No. 2 to our Registration Statement on Form S-1 filed on April 18, 2022)
10.7	Standard Lease by and between Reborn Global Holdings, Inc. and El Toro, LP, effective February 12, 2021 (incorporated by reference to Exhibit 10.7 to Amendment No. 2 to our Registration Statement on Form S-1 filed on April 18, 2022)
10.8	Long Term Kiosk License Agreement by and between Reborn Global Holdings, Inc. and Tyler Mall Limited Partnership, effective February 4, 2021 (incorporated by reference to Exhibit 10.8 to Amendment No. 2 to our Registration Statement on Form S-1 filed on April 18, 2022)
10.9	Long Term Kiosk License Agreement by and between Reborn Global Holdings, Inc. and Stonestown Shopping Center, LP, effective December 22, 2020 (incorporated by reference to Exhibit 10.9 to Amendment No. 2 to our Registration Statement on Form S-1 filed on April 18, 2022)
10.10	Long Term Kiosk License Agreement by and between Reborn Global Holdings, Inc. and Glendale I Mall Associates, LP, effective October 27, 2020 (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to our Registration Statement on Form S-1 filed on April 18, 2022)

10.11	Form of Subscription Agreement (Regulation A+ Offering) (incorporated by reference to Exhibit 10.11 to Amendment No. 2 to our Registration Statement on Form S-1 filed on April 18, 2022)
10.12	Amendment to Share Exchange Agreement, dated January 25, 2022, by and among Reborn Coffee Inc., Andrew Weeraratne and each of the former shareholders of Reborn Global Holdings, Inc., a California corporation (incorporated by reference to Exhibit 10.10 to Amendment No. 5 to our Registration Statement on Form S-1 filed on August 2, 2022)
10.13+	Offer of Employment by and between the Company and Stephan Kim, dated July 27, 2022 (incorporated by reference to Exhibit 10.11 to Amendment No. 5 to our Registration Statement on Form S-1 filed on August 2, 2022)
10.14	Line of Credit Note issued by Reborn Global Holdings, Inc. on June 1, 2023 in the name of DRE, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 24, 2023)
10.15	Exchange Agreement by and between Reborn Coffee, Inc. and DRE, Inc. dated November 28, 2023 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 29, 2023)
10.16	Securities Subscription Agreement by and between Reborn Coffee, Inc. and Farooq M. Arjomand, dated January 10, 2024 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 16, 2024)
10.17	Securities Subscription Agreement by and between Reborn Coffee, Inc. and Scott Lee, dated February 29, 2024 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 29, 2024)
10.18	Form of Securities Subscription Agreement entered into between Reborn Coffee, Inc. and three investors between May 28, 2024 and June 21, 2024 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 29, 2024)
10.19	Convertible Promissory Note issued August 29, 2024, by Reborn Coffee, Inc. to Quen Inno Tech Co., Ltd. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on August 29, 2024)
10.20	Securities Purchase Agreement by and between Reborn Coffee, Inc. and 1800 Diagonal Lending LLC dated January 6, 2025 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 10, 2025)
10.21†	Promissory Note dated January 6, 2025 issued by Reborn Coffee, Inc. to 1800 Diagonal Lending LLC (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on January 10, 2025)
10.22†	Form of Securities Purchase Agreement by and between Reborn Coffee, Inc. and the Debenture Investors dated February 6, 2025 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 12, 2025)
10.23	Form of 10% Original Issue Discount Secured Convertible Debenture (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on February 12, 2025)
10.24†	Form of Security Agreement between Reborn Coffee, Inc., its subsidiaries and the Debenture Investors dated February 10, 2025 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on February 12, 2025)
10.25	Form of Guarantee Agreement between the subsidiaries of Reborn Coffee, Inc. and the Debenture Investors dated February 10, 2025 (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on February 12, 2025)
10.26	Form of Registration Rights Agreement between Reborn Coffee, Inc. and the Debenture Investors dated February 10, 2025 (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on February 12, 2025)
10.27†	Purchase Agreement between Reborn Coffee, Inc. and Arena Business Solutions Global SPC II, Ltd, dated as of February 10, 2025 (incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed on February 12, 2025)
19.1*	Code of Business Conduct and Ethics (Insider Trading Policy)
21.1	Subsidiaries of Registrant (incorporated by reference to Exhibit 21.1 to our Annual Report on Form 10-K filed on March 28, 2024)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Reborn Coffee, Inc. Clawback Policy (incorporated by reference to Exhibit 97.1 to our Annual Report on Form 10-K filed on March 28, 2024)
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.
+	Denotes a management contract or compensatory plan or arrangement.
†	Schedules and exhibits to this Exhibit omitted pursuant to Regulation S-K Item 601(b)(2). The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

Item 16. Form 10-K Summary

Not applicable.

Report of Independent Registered Public Accounting Firm

To the Board of Directors

and Stockholders of Reborn Coffee, Inc. and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Reborn Coffee, Inc. and Subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related statement of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Irvine, CA

March 31, 2025

REBORN COFFEE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$158,215	$164,301
Accounts receivable, net of allowance for doubtful accounts of $0 and $0, respectively	67,309	56,938
Inventories, net	169,615	185,061
Prepaid expense and other current assets	467,613	359,124
Total current assets	862,752	765,424
Property and equipment, net	4,080,004	3,494,050
Operating lease right-of-use asset	2,653,179	4,566,968
Other assets	193,188	425,712
Total assets	$7,789,123	$9,252,154

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$558,444	$632,753
Accrued expenses and current liabilities	774,826	611,290
Loans payable to financial institutions, current	111,300	791,352
Loans payable to others	427,073	609,027
Loans payable to shareholders	-	100,000
Loan payable, emergency injury disaster loan (EIDL), current	30,060	30,060
Loan payable, payroll protection program (PPP), current	37,494	45,678
Operating lease liabilities, current	844,177	1,003,753
Total current liabilities	2,783,374	3,823,913
Loans payable to financial institutions, net of current	-	335,147
Loan payable, emergency injury disaster loan (EIDL), net of current	469,940	469,940
Loan payable, payroll protection program (PPP), net of current	26,307	51,595
Operating lease liabilities, net of current	1,906,760	3,725,153
Total liabilities	5,186,381	8,405,748

Commitments and Contingencies

Stockholders’ equity
Common Stock, $0.0001 par value, 40,000,000 shares authorized; 4,274,508 and 1,866,174 shares issued and outstanding at December 31, 2024 and 2023, respectively	428	187
Common stock issuable, $0.0001 par value, 294,000 shares issuable at $5.00 per share	1,470,000	-
Preferred Stock, $0.0001 par value, 1,000,000 shares authorized; no shares issued and outstanding at December 31, 2024 and 2023, respectively	-	-
Additional paid-in capital	22,674,095	17,603,143
Accumulated deficit	(21,562,872)	(16,756,924)
Accumulated other comprehensive income (loss)	21,091	-
Total stockholders’ equity	2,602,742	846,406

Total liabilities and stockholders’ equity	$7,789,123	$9,252,154

See accompanying notes to consolidated financial statements.

REBORN COFFEE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2024	2023
Net revenues:
Stores	5,573,247	5,266,783
Wholesale and online	355,286	241,356
Total net revenues	5,928,533	5,508,139

Operating costs and expenses:
Product, food and drink costs - stores	2,062,460	1,782,681
Cost of sales—wholesale and online	142,114	105,714
General and administrative	8,343,505	8,162,523
Total operating costs and expenses	10,548,079	10,050,918

Loss from operations	(4,619,546)	(4,542,779)

Other income (expense):
Other income (expense)	55,140	(8,942)
Asset impairment loss	(25,602)	-
Loss on the sale of building	-	(36,094)
Interest expense	(215,140)	(129,480)
Total other expense, net	(185,602)	(174,516)

Loss before income taxes	(4,805,148)	(4,717,295)

Provision for income taxes	800	7,828

Net loss	$(4,805,948)	$(4,725,123)

Loss per share:
Basic and diluted	$(1.66)	$(2.86)

Weighted average number of common shares outstanding:
Basic and diluted	2,896,960	1,652,034

See accompanying notes to consolidated financial statements.

REBORN COFFEE, INC. AND SUBSIDIARIES

CONSOLIDATED SHAREHOLDERS’ EQUITY

	Common Stock		Common Stock Issuable		Preferred Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (loss)	Equity (Deficit)

Balance as of December 31, 2022	1,645,340	$165	-	$-	-	$-	$16,318,165	$(12,031,801)	$-	$4,286,529

Net loss	-	-	-	-	-	-	-	(4,725,123)	-	(4,725,123)
Stock compensation - issuance for services	12,500	1	-	-	-	-	284,999	-	-	285,000
Common stock issued – conversion from the credit line	208,333	21	-	-	-	-	999,979	-	-	1,000,000

Balance as of December 31, 2023	1,866,174	$187	-	$-	-	$-	$17,603,143	$(16,756,924)	$-	$846,406

Net loss	-	-	-	-	-	-	-	(4,805,948)	-	(4,805,948)
Stock compensation - issuance for services	57,512	6	-	-	-	-	187,146	-	-	187,152
Stock compensation - issuances to employees	267,370	27	-	-	-	-	600,034	-	-	600,061
Issuances of common stock	2,083,452	208	-	-	-	-	4,283,772	-	-	4,283,980
Common stock issuable	-	-	294,000	1,470,000	-	-	-	-	-	1,470,000
Foreign currency translation	-	-			-	-	-	-	21,091	21,091

Balance as of December 31, 2024	4,274,508	$428	294,000	$1,470,000	-	$-	$22,674,095	$(21,562,872)	$21,091	$2,602,742

See accompanying notes to consolidated financial statements.

REBORN COFFEE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(4,805,948)	$(4,725,123)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock compensation	600,061	285,000
Stock issued for services	187,152	-
Operating lease	(64,180)	256,618
Depreciation	391,263	262,019
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(10,371)	(56,158)
Decrease (increase) in inventories	15,446	(52,718)
Decrease (increase) in other assets, net	124,035	(71,822)
Increase (decrease) in accounts payable	(53,218)	544,944
Increase (decrease) in accrued liabilities, net	163,536	378,237
Net cash used in operating activities	(3,452,224)	(3,179,003)

Cash flows from investing activities:
Acquisition of property and equipment	(1,109,374)	(2,413,257)
Proceeds from disposal of assets	132,157	-
Net cash used in investing activities	(977,217)	(2,413,257)

Cash flows from financing activities:
Proceeds from issuance of common stock	4,283,980	-
Proceeds from common stock issuable	1,470,000
Repayent of borrowings from shareholder	(100,000)	-
Proceeds frm loan payable to others	(181,954)	-
Proceeds frm line of credit	-	1,000,000
Repayent of loan payable, PPP	(33,472)	-
Proceeds from loan payable to financial institutions	-	1,784,628
Repayments of loan payable to financial institutions	(1,015,199)	(47,102)
Net cash provided by financing activities	4,423,355	2,737,526

Net increase (decrease) in cash	(6,086)	(2,854,734)

Cash at beginning of year	164,301	3,019,035

Cash at end of year	$158,215	$164,301

Supplemental disclosures of non-cash investing and financing activities:
Conversion of credit line to common stock issuances	$-	$1,000,000

Supplemental disclosure of cash flow information:
Cash paid during the years for:
Interest	$215,000	$129,000
Income taxes	$800	$800

See accompanying notes to consolidated financial statements.

REBORN COFFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS

Reborn Coffee, Inc. (“Reborn”) was incorporated in the State of Florida in January 2018. In July 2022, Reborn was migrated from Florida to Delaware, and filed a certificate of incorporation with the Secretary of State of the State of Delaware having the same capitalization structure as the Florida predecessor entity. Reborn has the following wholly owned subsidiaries:

●	Reborn Global Holdings, Inc. (“Reborn Holdings”), a California Corporation incorporated in November 2014. Reborn Holdings is engaged in the operation of wholesale distribution and retail coffee stores in California to sell a variety of coffee, tea, Reborn brand name water and other beverages along with bakery and dessert products.

●	Reborn Coffee Franchise, LLC (the “Reborn Coffee Franchise”), a California limited liability corporation formed in December 2020, is a franchisor providing premier roaster specialty coffee to franchisees or customers. Reborn Coffee Franchise continues to develop the Reborn Coffee system for the establishment and operation of Reborn Coffee stores using one or more Reborn Coffee marks. Reborn Coffee Franchise does not have any franchisee as of December 31, 2024.

●	Reborn Realty, LLC (the “Reborn Realty”), a California limited liability corporation formed in March 2023, is an entity which acquired a real property located at 596 Apollo Street, Brea, California.

●	Reborn Coffee Korea, Inc. (the “Reborn Korea”) – a Korea corporation located in Daejeon, South Korea formed in October 2023, is a wholly owned subsidiary of Reborn with one retail coffee store under the brand name of Reborn Coffee.

●	Reborn Malaysia, Inc. (the “Reborn Malaysia”) – a Malaysian corporation located in Kuala Lumpur, Malaysia formed in October 2023, is majority owned subsidiary, with 60% ownership, of Reborn with one retail coffee store under the brand name of Reborn Coffee.

Reborn Coffee, Inc., Reborn Global Holdings, Inc., Reborn Coffee Franchise, LLC, Reborn Realty, LLC, Reborn Korea and Reborn Malaysia will be collectively referred as the “Company”.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $21.6 million at December 31, 2024, and had a net loss of $4.8 million for the year ended December 31, 2024 and net cash used in operating activities of $3.5 million for the year ended December 31, 2024. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

To support its existing and planned business model, the Company needs to raise additional capital to fund our future operations. The Company has not experienced any difficulty in raising funds through loans, and has not experienced any liquidity problems in settling payables in the normal course of business and repaying loans when they fall due. Successful renewal of our loans, however, is subject to numerous  risks and uncertainties. In addition, the increasingly competitive industry conditions under which we operate may negatively impacted our results of operations and cash flows. Additional financing is anticipated to fund the Company’s operations in near future. However, other than the ELOC Agreement and the Arena Debenture Transaction (as defined in Note 15 – Subsequent Events), there are no current agreements or understandings with regard to the form, time or amount of such financing and there is no assurance that any of this financing can be obtained or that the Company can continue as a going concern.

Reporting

The consolidated financial statements include Reborn Coffee, Inc. and its wholly owned subsidiaries as of and for the years ended December 31, 2024 and 2023.

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

Minority Interest

Reborn owns 60% of Reborn Malaysia located in Kuala Lumpur with one retail coffee store under the brand name of Reborn Coffee. For the year ended December 31, 2024, the minority interest was not material as the store in Malaysia opened in November 2023.

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

As a result of the Reverse Stock Split, the total number of shares of common stock held by each shareholder was converted automatically into the number of whole shares of common stock equal to (i) the number of shares of common stock held by such shareholder immediately prior to the Reverse Split, divided by (ii) 8, and then rounded up to the nearest whole number. No fractional shares were issued, and no cash or other consideration was paid to any shareholder. Instead, the Company issued one whole share of the post-Reverse Stock Split common stock to any shareholder who otherwise would have received a fractional share as a result of the Reverse Stock Split.

Except for the Company’s historical financial statements and unless otherwise stated, all option, share, and per share information gives effect to the Reverse Stock Split.

Segment Reporting

FASB ASC Topic 280, Segment Reporting, requires public companies to report financial and descriptive information about their reportable operating segments. The Company’s management identifies operating segments based on how the Company’s management internally evaluate separate financial information, business activities and management responsibility. At the current time, the Company has only one reportable segment, consisting of both the wholesale and retail sales of coffee, water, and other beverages. The Company’s franchisor subsidiary was not material as of and for the years ended December 31, 2024 and 2023.

The Company generates revenues from two geographic areas, consisting of North America and Asia. The following enterprise-wide disclosure is prepared on a basis consistent with the preparation of the consolidated financial statements. The following table contains certain financial information by geographic area:

Years Ended December 31,	2024	2023

Net Sales:
North America	$5,668,402	$5,422,149
Asia	260,131	85,990
Total net sales	$5,928,533	$5,508,139

December 31,	2024	2023

Long-lived asset, net:
North America	$3,352,911	$2,162,263
Asia	727,093	1,331,787
Total long-lived asset, net	$4,080,004	$3,494,050

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

Franchise revenues consists of royalty fee and other franchise fees. Royalty fee is based on a percentage of franchisee’s weekly gross sales revenue at 5%. The Company recognizes the fee as the underlying sales occur. Revenues from royalties and other fees were not material for the years ended December 31, 2024 and 2023.

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

Advertising Expense

Advertising costs are expensed as incurred. Advertising expenses amounted to $173,577 and $71,072 for the years ended December 31, 2024 and 2023, respectively, and is recorded under general and administrative expenses in the accompanying consolidated statements of operations.

Pre-opening Costs

Pre-opening costs for new stores consist primarily of payroll and recruiting expense, training, marketing, rent, travel, and supplies, and are expensed as incurred.

Accounts Receivable

Accounts receivables are stated net of allowance for doubtful accounts. The allowance for doubtful accounts is determined primarily on the basis of past collection experience and general economic conditions. The Company determines terms and conditions for its customers based on volume transacted by the customer, customer creditworthiness and past transaction history. At December 31, 2024 and 2023, allowance for doubtful accounts was zero. The Company does not have any off-balance sheet exposure related to its customers.

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

The Company did not have any dilutive shares for the years ended December 31, 2024 and 2023.

Long-lived Assets

In accordance with FASB ASC Topic 360, Property, Plant, and Equipment, the Company reviews for impairment of long-lived assets and certain identifiable intangibles whenever events or circumstances indicate that the carrying amount of assets may not be recoverable. The Company considers the carrying value of assets may not be recoverable based upon our review of the following events or changes in circumstances: the asset’s ability to continue to generate income from operations and positive cash flow in future periods; loss of legal ownership or title to the assets; significant changes in our strategic business objectives and utilization of the asset; or significant negative industry or economic trends. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset are less than its carrying amount. As of December 31, 2024 and 2023, the Company was not aware of any events or changes in circumstances that would indicate that the long-lived assets are impaired.

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

As of December 31, 2024 and 2023, the Company believes that the carrying value of accounts receivable, accounts payable, accrued expenses, and other current assets and liabilities approximate fair value due to the short maturity of theses financial instruments. The financial statements do not include any financial instruments at fair value on a recurring or non-recurring basis.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are accounts receivable arising from its normal business activities. The Company performs ongoing credit evaluations to its customers and establishes allowances when appropriate.

The Company purchases from various vendors for its operations. For the years ended December 31, 2024 and 2023, no purchases from any vendors accounted for a significant amount of the Company’s bean coffee purchases.

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

Other recently issued accounting updates are not expected to have a material impact on the Company’s consolidated financial statements.

3.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

December 31,	2024	2023

Furniture and equipment	$1,365,937	$1,354,766
Leasehold improvement	632,516	622,516
Store construction	487,729	440,700
Store	2,991,571	2,082,554
Vehicle	103,645	103,645

Total property and equipment	5,581,398	4,604,181
Less accumulated depreciation	(1,501,394)	(1,110,131)

Total property and equipment, net	$4,080,004	$3,494,050

Depreciation expense on property and equipment amounted to approximately $391,263 and $262,000 for the years ended December 31, 2024 and 2023, respectively.

4.	LOANS PAYABLE TO FINANCIAL INSITUTIONS

Loans payable to financial institutions consisted of the following:

December 31,	2024	2023

Loan agreements with principal amount of $960,777 and repayment rate of 14.75% to 20.0% for a total of $845,484. The loans payable mature on various dates in 2025.	$111,300	1,005,442
Loan agreement with principal amount of $140,954 with an interest rate of 30.0% per annum with a maturity date on May 31, 2024	-	121,058

Total loan payable	111,300	1,126,499
Less: current portion	(111,300)	(791,352)

Total loan payable, net of current	$-	$335,147

5.	LOAN PAYABLE TO OTHER

Loans payable to others consisted of the following:

December 31,	2024	2023

December 2023 - Loan agreement with principal amount of $300,000 and repayment rate of 5.5% per annum. The loan payable matures in February 2024	$-	$300,000
June 2023 – Loan agreements with principal amount of $500,000 and repayment rate of 12.0% per annum. The loans payable mature on various dates in 2025	234,509	309,027
April 2024 ($275,000) - Loan amount of $275,000 with total payback of $365,750 with monthly payment of $9,144 until fully paid	63,998	-
November 2024 ($140,000) - Loan amount of $140,000 with total payback of $175,932 with monthly payment of $6,767 until fully paid	128,566	-

Total loan payable to others	427,073	609,027
Less: current portion	(427,073)	(609,027)

Total loan payable to others, net of current	$-	$-

December 2023 - $300,000

On December 27, 2023, the Company entered into a short-term borrowing agreement with a private party for a principal amount of $300,000 with interest rate at 5.5% per annum. The loan payable matures on February 2024.

6.	LOAN PAYABLE TO SHAREHOLDER

Loans payable to shareholders consisted of the following:

December 31,	2024	2023

Borrowings from shareholder and chairman of the Company, Farooq Arjomand, bearing no interest and due upon demand.	$-	$100,000

Total loan payable	-	100,000
Less: current portion	-	(100,000)

Total loan payable, net of current	$-	$-

In October 2023, the Company borrowed $100,000 from a shareholder and Chairman of the Company, Farooq M. Arjomand. The amount is due upon demand and bears no interest.

7.	LOAN PAYABLE, EMERGENCY INJURY DISASTER LOAN (EIDL)

Loans payable, Emergency Injury Disaster Loan (EIDL) consisted of the following:

December 31,	2024	2023

May 16, 2020 ($150,000) - Loan agreement with principal amount of $150,00 with an interest rate of 3.75% and maturity date on May 16, 2050	$150,000	$150,000

June 28, 2021 ($350,000) – Loan agreement with principal amount of $350,000 with an interest rate of 3.75% and maturity date on May 18, 2050	350,000	350,000

Total long-term loan payable, emergency injury disaster loan (EIDL)	500,000	500,000
Less - current portion	(30,060)	(30,060)

Total loan payable, emergency injury disaster loan (EIDL), less current portion	$469,940	$469,940

The following table provides future minimum payments:

For the years ended December 31,	Amount
2025	$30,060
2026	30,060
2027	30,060
2028	30,060
2029	30,060
Thereafter	349,700

Total	$500,000

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

8.	LOAN PAYABLE, PAYROLL PROTECTION LOAN PROGRAM (PPP)

Loans payable, Payroll Protection Loan Program (PPP) consisted of the following:

December 31,	2024	2023

Loan payable from Payroll protection program (PPP)	$63,801	$97,273
Less - current portion	(37,494)	(45,678)

Total loan payable, payroll protection program (PPP), less current portion	$26,307	$51,595

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

9.	INCOME TAX

Total income tax (benefit) expense consists of the following:

For the Years Ended December 31,	2024	2023

Current provision (benefit):
Federal	$-	$-
State	800	7,828
Total current provision (benefit)	800	7,828

Deferred provision (benefit):
Federal	-	-
State	-	-
Total deferred provision (benefit)	-	-

Total tax provision (benefit)	$800	$7,828

A reconciliation of the Company’s effective tax rate to the statutory federal rate is as follows:

December 31,	2024	2023

Statutory federal rate	21.00%	21.00%
State income taxes net of federal income tax benefit and others	6.98%	6.98%
Permanent differences for tax purposes and others	0.00%	0.00%
Change in valuation allowance	-27.98%	-27.98%

Effective tax rate	0%	0%

The income tax benefit differs from the amount computed by applying the U.S. federal statutory tax rate of 21% and California state income taxes of 6.98% due to the change in the valuation allowance.

December 31,	2024	2023

Deferred tax assets:
Net operating loss	$9,461,884	$3,507,307
Other temporary differences	-	-

Total deferred tax assets	9,461,884	3,507,307
Less – valuation allowance	(9,461,884)	(3,507,307)

Total deferred tax assets, net of valuation allowance	$-	$-

Deferred income taxes reflect the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred tax assets and liabilities are as follows:

As of December 31, 2024, the Company had available net operating loss carryovers of approximately $9.5 million. Per the Tax Cuts and Jobs Act (TCJA) implemented in 2018, the two-year carryback provision was removed and now allows for an indefinite carryforward period. The carryforwards are limited to 80% of each subsequent year’s net income. As a result, net operating loss may be applied against future taxable income and expires at various dates subject to certain limitations. The Company has a deferred tax asset arising substantially from the benefits of such net operating loss deduction and has recorded a valuation allowance for the full amount of this deferred tax asset since it is more likely than not that some or all of the deferred tax asset may not be realized.

The Company files income tax returns in the U.S. federal jurisdiction and California and is subject to income tax examinations by federal tax authorities for tax year ended 2018 and later and subject to California authorities for tax year ended 2017 and later. The Company currently is not under examination by any tax authority. The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of December 31, 2024 and December 31, 2023, the Company has no accrued interest or penalties related to uncertain tax positions.

As of December 31, 2024, the Company had cumulative net operating loss carryforwards for federal tax purposes of approximately $9.5 million. In addition, the Company had state tax net operating loss carryforwards of the same amount. The carryforwards may be applied against future taxable income and expires at various dates subject to certain limitations.

10.	COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company entered into the following operating facility leases:

Brea (Corporate office) – On June 28, 2023, the Company entered into an operating facility lease for its corporate office located in Brea, California with term of 36 months at $21,500 per month. The lease started on July 2023 and expires in June 2029.

La Floresta – On July 25, 2016, the Company entered into an operating lease agreement for its store located at La Floresta Shopping Village in Brea, California, with a term of 60 months and an option to extend. The lease commenced in July 2016 and was initially set to expire in November 2024. The lease has since been extended through November 30, 2029.

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

Corona Del Mar - On January 18, 2023, the Company renewed its retail store in Corona Del Mar, 1California. As part of that lease renewal, the Company renewed the original operating lease with 60 months term with an option to extend. The lease expires in January 2028. The monthly lease payment under the renewed lease agreement is approximately $5,001.

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

Pasadena – On December 1, 2024, the Company entered into an operating lease agreement for its store located in Pasadena, California. The lease has a term of 120 months (10 years), with an option to extend. The lease commenced on December 1, 2024 and is set to expire in December 2034.

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

In accordance with ASC 842, the components of lease expense were as follows:

Years ended December 31,	2024	2023
Operating lease expense	$1,156,809	$1,315,541
Total lease expense	$1,156,809	$1,315,541

In accordance with ASC 842, other information related to leases was as follows:

Years ended December 31,	2024	2023
Operating cash flows from operating leases	$1,102,901	$1,300,280
Cash paid for amounts included in the measurement of lease liabilities	$1,102,901	$1,300,280
Weighted-average remaining lease term—operating leases
Weighted-average discount rate—operating leases

In accordance with ASC 842, maturities of operating lease liabilities as of December 31, 2024 were as follows:

Operating
For the years ended December 31,	Lease
2025	$1,076,410
2026	880,438
2027	411,647
2028	215,295
2029	207,623
Thereafter	911,122
Total undiscounted cash flows	$3,702,536

Reconciliation of lease liabilities:
Weighted-average remaining lease terms	5.1 years
Weighted-average discount rate	9.8%
Present values	$2,750,937

Lease liabilities—current	844,177
Lease liabilities—long-term	1,906,760
Lease liabilities—total	$2,750,937

Difference between undiscounted and discounted cash flows	$951,599

Contingencies

The Company is subject to various legal proceedings from time to time as part of its business. As of December 31, 2024, the Company was not currently party to any legal proceedings or threatened legal proceedings, the adverse outcome of which, individually or in the aggregate, it believes would have a material adverse effect on its business, financial condition and results of operations.

11.	SHAREHOLDERS’ EQUITY

Common Stock

The Company has authorization to issue and have outstanding at any one time 40,000,000 share of common stock with a par value of $0.0001 per share. The shareholders of common stock shall be entitled to one vote per share and dividends declared by the Company’s Board of Directors.

Preferred Stock

The Company has authorization to issue and have outstanding at any one time 1,000,000 share of preferred stock with a par value of $0.0001 per share, in one or more classes or series within a class as may be determined by our board of directors, who establish, from time to time, the number of shares to be included in each class or series, fix the designation, powers, preferences and rights of the shares of each such class or series and any qualifications, limitations or restrictions thereof. Any preferred stock so issued is senior to other existing classes of common stock with respect to the payment of dividends or amounts upon liquidation or dissolution. As of December 31, 2024 and 2023, no shares of our preferred stock had been designated any rights and we had no shares of preferred stock issued and outstanding.

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

Stock Compensation

The Company issued a total of 100,000 shares of common stock to employees and consultants for compensation during 2023. These shares were valued at $2.85 per share for total stock-based compensation expense of $285,000. These shares were fully vested at issuance and as such the related stock-based compensation was recognized immediately.

The Company issued 57,512 shares of common stock to consultants for services during 2024. These shares were valued at trading value at the time of services completed and at the time of issuance and recorded as stock-based compensation of $187,152 for the year ended December 31, 2024. These shares were fully vested at issuance and as such the related stock-based compensation was recognized immediately.

The Company issued 267,370 shares of common stock to employees for compensation during 2024. These shares were valued at trading value at the time of issuance and recorded as stock-based compensation of $600,061 for the year ended December 31, 2024. These shares were fully vested at issuance and as such the related stock-based compensation was recognized immediately.

Common Stock Issuable

The Company received $1,470,000 from three non-accredited investors who subscribed to 294,000 of common shares at the end of 2024 under the subscription agreement. These shares have not been registered and is recorded as common stock issuable as of December 31, 2024.

Dividend policy

Dividends are paid at the discretion of the Board of Directors. There were no dividends declared for the years ended December 31, 2024 and 2023, respectively.

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

The following table sets forth the computation of basic and diluted net income per common share:

Years Ended December 31,	2024	2023

Net Loss	$(4,805,948)	$(4,725,123)

Weighted Average Shares of Common Stock Outstanding
Basic	2,896,960	1,652,034
Diluted	2,896,960	1,652,034

Earnings Per Share - Basic
Basic	$(1.66)	$(2.86)
Diluted	$(1.66)	$(2.86)

13.	RELATED PARTY TRANSACTIONS

The Company had the following related party transactions:

●	In October 2023, the Company borrowed $100,000 from a shareholder and Chairman of the Company, Farooq M. Arjomand. The amount is due upon demand and bears no interest.

●	In June 2023, the Company entered into a facility lease agreement for corporate office located in Brea, California with DRE, Inc., a company owned by the Board of Director of the Company. The lease has 60 months term and expires in June 2029.

●	On January 10, 2024, the Company entered into a securities subscription agreement with Farooq M. Arjomand, the Chairman of the Company’s Board of Directors. Pursuant to the securities subscription agreement, the Company offered and sold to Mr. Arjomand a total of 1,666,667 shares of the Company’s common stock at a purchase price of $0.60 per share, for aggregate gross proceeds of approximately $1 million.

14.	SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after December 31, 2024 up through the date the consolidated financial statements were available to be issued. Based upon the evaluation, except as disclosed below or within the footnotes, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements as of and for the year ended December 31, 2024 except as follows:

●	On January 6, 2025, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with an accredited investor (the “Investor”), pursuant to which the Company issued and sold to the Investor a promissory note (the “Note”) in the original principal amount of $121,900. The Investor paid a purchase price of $106,000 to the Company for the Note. The Note incurred a one-time interest charge of 14%, applied on the date of issuance to the principal amount; provided, however, that the Note will also bear interest at a rate of 22% per annum if any amount thereunder is not paid when due. Beginning on July 15, 2025, the Company is required to make a payment of $69,483 on the Note, and continuing on the same day of each successive calendar month thereafter, the Company is required to make installment payments on the Note of $17,370.75 until it is fully repaid or the Investor has converted the outstanding balance into shares of the Company’s common stock. At any time after the occurrence of an event of default, subject to certain ownership limitations, the Investor may convert any portion of the outstanding and unpaid principal, interest, or other amounts outstanding under the Note into common stock at a price equal to 75% of the lowest trading price of the common stock on Nasdaq during the ten trading days prior to the conversion.

●	On February 6, 2025, Reborn Coffee, Inc. (the “Company”) entered into a Securities Purchase Agreement (“Securities Purchase Agreement”) with the purchasers named therein (the “Arena Investors”). Under the Securities Purchase Agreement, the Company will issue 10% original issue discount secured convertible debentures (“Debentures”) in a principal amount of up to $10,000,000, divided into up to four separate tranches that are each subject to certain closing conditions (the “Offering”). The conversion price per share of each Debenture, subject to adjustment as provided therein, is equal to 92.5% of the lowest daily VWAP (as defined in the Debentures) of the Company’s shares of common stock, par value $0.0001 per share (“Common Stock”) during the five trading day period ending on the trading day immediately prior to delivery or deemed delivery of the applicable Conversion Notice (as defined in the Debentures). The Debentures accrue interest at a rate of 10% per annum paid in kind, unless there is an event of default in which case the Debentures will accrue interest at a default rate. Upon the consummation of the closing of each tranche, the Company will also issue common stock purchase warrants (“Warrants”) to each Arena Investor who participates in such closing. The Warrants will: (i) provide for the purchase by the applicable Arena Investor of a number of shares of Common Stock equal to 20% of the total principal amount of the related Debenture purchased by the Arena Investor on the applicable closing date divided by 92.5% of the lowest daily VWAP of Common Stock for the five consecutive trading day period ended on the last trading day immediately preceding such closing date and (ii) be exercisable at an exercise price equal to 92.5% of the average of the lowest daily VWAP of the Common Stock over the consecutive trading days immediately preceding the delivery of the applicable Notice of Exercise (as defined in the Warrants). The closing of the first tranche was consummated on February 11, 2025 (the “First Closing”) and the Company issued to the Arena Investors Debentures in an aggregate principal amount of $555,555 (the “First Closing Debentures”). The First Closing Debentures were sold to the Arena Investors for a purchase price of $500,000, representing an original issue discount of ten percent (10%). The Company also issued to the Arena Investors 111,111 Warrants in connection with the First Closing (the “First Closing Warrants’).

The closing of the second tranche was consummated on February 26, 2025 (the “Second Closing”) and the Company issued to the Arena Investors Debentures in an aggregate principal amount of $1,111,111 (the “Second Closing Debentures”). The Second Closing Debentures were sold to the Arena Investors for a purchase price of $1,000,000, representing an original issue discount of ten percent (10%). The Company also issued to the Arena Investors 52,283 Warrants in connection with the Second Closing (the “Second Closing Warrants’).

The closing of the third tranche was consummated on March 28, 2025 (the “Third Closing”) and the Company issued to the Arena Investors Debentures in an aggregate principal amount of $1,666,667 (the “Third Closing Debentures”). The Third Closing Debentures were sold to the Arena Investors for a purchase price of $1,500,000, representing an original issue discount of ten percent (10%). The Company also issued to the Arena Investors 91,076 Warrants in connection with the Third Closing (the “Third Closing Warrants’).

●	On March 14, 2025, Reborn Coffee, Inc., (the “Company”) and Bbang Ssaem Co. Ltd. (d/b/a Bbang Ssaem Bakery Café Korea) (“Bakery”) reached an agreement to rescind (the “Recission”) that certain share purchase (the “Agreement”) dated November 6, 2024. The material terms of such Agreement were disclosed in the current report on Form 8-K filed by the Company with the Securities and Exchange Commission on January 2, 2025. As a result of such Recission, the Agreement is deemed void from the beginning.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Jay Kim	Chief Executive Officer	March 31, 2025
Jay Kim	(Principal Executive Officer)

/s/ Stephan Kim	Chief Financial Officer	March 31, 2025
Stephan Kim	(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jay Kim	Chief Executive Officer	March 31, 2025
Jay Kim	(Principal Executive Officer)

/s/ Stephan Kim	Chief Financial Officer	March 31, 2025
Stephan Kim	(Principal Financial and Accounting Officer)

/s/ Farooq M. Arjomand	Chairman of the Board of Directors	March 31, 2025
Farooq M. Arjomand

/s/ Dennis R. Egidi	Director	March 31, 2025
Dennis R. Egidi

/s/ Sehan Kim	Director	March 31, 2025
Sehan Kim

/s/ Andy Nasim	Director	March 31, 2025
Andy Nasim

/s/ Jennifer Tan	Director	March 31, 2025
Jennifer Tan