Form 10-Q
period 2025-03-31
Reborn Coffee, Inc.
filed 2025-05-20
CIK 1707910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

The registrant has 5,303,306 shares of common stock outstanding as of May 12, 2025.

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

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” and found in our Annual Report on Form 10-K filed for the year ended December 31, 2024. We undertake no obligation to update any forward-looking statements after the date of this Quarterly Report on Form 10-Q or to conform such statements to actual results or revised expectations, except as required by law.

ii

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements.

Reborn Coffee, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2025	2024

ASSETS
Current assets:
Cash and cash equivalents	$777,117	$158,215
Accounts receivable, net of allowance for doubtful accounts of $0 and $0, respectively	69,291	67,309
Inventories, net	203,082	169,615
Prepaid expense and other current assets	507,473	467,613
Total current assets	1,556,963	862,752
Property and equipment, net	4,017,002	4,080,004
Operating lease right-of-use asset	2,297,424	2,653,179
Other assets	193,188	193,188
Total assets	$8,064,577	$7,789,123

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$268,910	$558,444
Accrued expenses and current liabilities	546,798	774,826
Loans payable to financial institutions, current	349,018	111,300
Loans payable to others	284,581	427,073
Loan payable, emergency injury disaster loan (EIDL), current	30,060	30,060
Loan payable, payroll protection program (PPP), current	25,718	37,494
Convertible debt, net of debt discount of $ 3,142,146 and $0, respectively	191,187	-
Derivative Liability	3,076,956	-
Operating lease liabilities, current	842,014	844,177
Total current liabilities	5,615,242	2,783,374
Loans payable to financial institutions, net of current	-	-
Loan payable, emergency injury disaster loan (EIDL), net of current	469,940	469,940
Loan payable, payroll protection program (PPP), net of current	26,307	26,307
Operating lease liabilities, net of current	1,537,506	1,906,760
Total liabilities	7,648,995	5,186,381

Commitments and Contingencies

Stockholders’ equity
Common Stock, $0.0001 par value, 40,000,000 shares authorized; 4,274,508 and 4,274,508 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	428	428
Common stock issuable, $0.0001 par value, 294,000 shares issuable at $5.00 per share	1,470,000	1,470,000
Preferred Stock, $0.0001 par value, 1,000,000 shares authorized; no shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	-	-
Additional paid-in capital	22,674,095	22,674,095
Accumulated deficit	(23,754,016)	(21,562,872)
Accumulated other comprehensive income (loss)	25,075	21,091
Total stockholders’ equity	415,582	2,602,742

Total liabilities and stockholders’ equity	$8,064,577	$7,789,123

See accompanying notes to unaudited condensed consolidated financial statements.

Reborn Coffee, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
	2025	2024
Net revenues:
Stores	1,678,935	1,471,654
Wholesale and online	14,326	46,408
Total net revenues	1,693,261	1,518,062

Operating costs and expenses:
Product, food and drink costs - stores	924,364	361,043
Cost of sales—wholesale and online	-	20,327
General and administrative	2,466,254	2,000,264
Total operating costs and expenses	3,390,618	2,381,634

Loss from operations	(1,697,357)	(863,572)

Other income (expense):
Other income (expense)	83,882	7,809
Derivative Expense	(395,807)	-
Interest expense	(181,155)	(134,781)
Total other expense, net	(493,080)	(126,972)

Loss before income taxes	(2,190,437)	(990,544)

Provision for income taxes	707	-

Net loss	$(2,191,144)	$(990,544)

Loss per share:
Basic and diluted	$(0.47)	$(0.60)

Weighted average number of common shares outstanding:
Basic and diluted	4,616,591	1,653,826

See accompanying notes to unaudited condensed consolidated financial statements.

Reborn Coffee, Inc. and Subsidiaries

Unaudited Condensed Consolidated Stockholders’ Equity (Deficit)

	Common Stock		Common Stock Issuable		Preferred Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (loss)	Equity (Deficit)

Balance as of December 31, 2023	1,866,174	$187	-	$-	-	$-	$17,603,143	$(16,756,924)	$-	$846,406

Net loss	-	-	-	-	-	-	-	(990,544)	-	(990,544)
Common stock issued	983,497	98	-	-	-	-	2,699,902	-	-	2,700,000
Foreign currency translation	-	-	-	-	-	-	-	-	15,484	15,484

Balance as of March 31, 2024	2,849,671	$285	-	$-	-	$-	$20,303,045	$(17,747,468)	$15,484	$2,571,346

	Common Stock		Common Stock Issuable		Preferred Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (loss)	Equity (Deficit)

Balance as of December 31, 2024	4,274,508	$428	294,000	$1,470,000	-	$-	$22,674,095	$(21,562,872)	$21,091	$2,602,742

Net loss	-	-	-	-	-	-	-	(2,191,144)	-	(2,191,144)
Foreign currency translation	-	-			-	-	-	-	3,984	3,984

Balance as of March 31, 2025	4,274,508	$428	294,000	$1,470,000	-	$-	$22,674,095	$(23,754,016)	$25,075	$415,582

See accompanying notes to unaudited condensed consolidated financial statements.

Reborn Coffee, Inc. and Subsidiaries

Unaudited Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(2,191,144)	$(990,544)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Debt Discount Expense	122,336	-
Operating lease	(15,662)	(456)
Derivative Expense	395,807	-
Depreciation	61,008	63,330
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(1,982)	(135,786)
Decrease (increase) in inventories	(33,467)	(81,637)
Decrease (increase) in other assets, net	(39,861)	(797,957)
Increase (decrease) in accounts payable	(285,550)	(104,261)
Increase (decrease) in accrued liabilities, net	(228,028)	113,403
Increase (decrease) in derivative liability	2,681,149	-
Net cash used in operating activities	464,606	(1,933,908)
Cash flows from investing activities:
Acquisition of property and equipment	-	(986,982)
Proceeds from sale of assets	1,994	-
Net cash used in investing activities	1,994	(986,982)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	2,700,000
Repayment of borrowings from shareholder	-	100,000
(Repayment) Proceeds from loan payable to others	(142,492)	100,000
Repayment of loans	-	(73,160)
Repayment of loan payable, PPP	(11,776)	-
Borrowings from convertible notes payable	3,333,333	-
Adjustment of Debt Discount for Notes Payable	(3,264,481)	-
Repayments of loan payable to financial institutions	237,718	-
Net cash provided by financing activities	152,302	2,826,840

Net increase (decrease) in cash	618,902	(94,050)

Cash at beginning of year	158,215	164,301

Cash at end of year	$777,117	$70,251
Supplemental disclosures of non-cash investing and financing activities:
Conversion of credit line to common stock issuances	$-	$1,000,000
Supplemental disclosure of cash flow information:
Cash paid during the years for:
Lease liabilities	$258,950	$216,633
Interest	$39,838	$134,781
Income taxes	$-	$-

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

Reborn Coffee, Inc., Reborn Global Holdings, Inc., Reborn Coffee Franchise, LLC, Reborn Realty, LLC, Reborn Korea and Reborn Malaysia will be collectively referred to herein as the “Company”, “we,”, “us,” or “our,” unless the context clarifies otherwise.

Going Concern Matters

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplates the Company’s continuation as a going concern. The Company incurred a net comprehensive loss of $2,191,144  during the three months ended March 31, 2025, and has an accumulated deficit of $23,754,016 as of March 31, 2025.

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

Unaudited Interim Financial Statements

The accompanying interim unaudited condensed consolidated financial statements (“Interim Financial Statements”) of the Company and its 100%-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q and Regulation S-X. Accordingly, these Interim Financial Statements do not include all of the information and notes required by GAAP for complete financial statements. These Interim Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2024 included in the Company’s Form 10-K. In the opinion of management, the Interim Financial Statements included herein contain all adjustments, including normal recurring adjustments, considered necessary to present fairly the Company’s financial position, the results of operations and cash flows for the periods presented.

The operating results and cash flows of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reporting

The unaudited condensed consolidated financial statements include Reborn Coffee, Inc. and its wholly owned subsidiaries as of March 31, 2025 and December 31, 2024 and for the three months ended March 31, 2025 and 2024.

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP. The consolidated financial statements include Reborn Coffee, Inc. and its wholly owned subsidiary. All intercompany accounts, transactions, and profits have been eliminated upon consolidation.

Minority Interest

Reborn owns 60% of Reborn Malaysia located in Kuala Lumpur with one retail coffee store under the brand name of Reborn Coffee. For the three-month period ended March 31, 2025, Reborn’s interest was not material as the store in Malaysia opened in November 2023 and operated in limited capacity and revenue.

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

Segment Reporting

FASB ASC Topic 280, Segment Reporting, requires public companies to report financial and descriptive information about their reportable operating segments. The Company’s management identifies operating segments based on how the Company’s management internally evaluate separate financial information, business activities and management responsibility. At the current time, the Company has only one reportable segment, consisting of both the wholesale and retail sales of coffee, water, and other beverages. The Company’s franchisor subsidiary was not material as of and for the three-month ended March 31, 2025 and 2024.

We generate revenues from two geographic areas, consisting of North America and Asia. The following enterprise-wide disclosure is prepared on a basis consistent with the preparation of the consolidated financial statements. The following table contains certain financial information by geographic area:

For the Three Months Ended March 31,	2025	2024

Net Sales:
North America	$1,693,261	$1,364,862
Asia	-	153,200
Total net sales	$1,693,261	$1,518,062

As of	March 31, 2025	December 31, 2024

Long-lived asset, net:
North America	$3,283,111	$3,352,911
Asia	733,891	727,093
Total long-lived asset, net	$4,017,002	$4,080,004

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

Franchise revenues consist of royalty fees and other franchise fees. Royalty fees are based on a percentage of a franchisee’s weekly gross sales revenue at 0%. The Company recognizes the fee as the underlying sales occur. The Company recorded revenue from royalties of $0 for the three months ended March 31, 2025 and 2024. Other fees are earned as incurred and the Company did not have any other fee revenue for the years ended March 31, 2025 and 2024.

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

Advertising Expense

Advertising costs are expensed as incurred. Advertising expenses amounted to $5,709 and $10,891 for the three months ended March 31, 2025 and 2024, respectively, and are recorded under general and administrative expenses in the accompanying condensed consolidated statements of operations.

Pre-opening Costs

Pre-opening costs for new stores, consist primarily of store and leasehold improvements, and are capitalized and depreciated over the shorter of the useful life of the improvement or the lease term, including renewal periods that are reasonably assured.

Accounts Receivable

Accounts receivables are stated net of allowance for doubtful accounts. The allowance for doubtful accounts is determined primarily on the basis of past collection experience and general economic conditions. The Company determines terms and conditions for its customers based on volume transacted by the customer, customer creditworthiness and past transaction history. At March 31, 2025 and December 31, 2024, allowance for doubtful accounts were zero, respectively. The Company does not have any off-balance sheet exposure related to its customers.

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

The Company did not have any dilutive, or potentially dilutive, shares outstanding for the three months ended March 31, 2025 and 2024.

Long-lived Assets

In accordance with FASB ASC Topic 360, Property, Plant, and Equipment, the Company reviews for impairment of long-lived assets and certain identifiable intangibles whenever events or circumstances indicate that the carrying amount of assets may not be recoverable. The Company considers the carrying value of assets may not be recoverable based upon our review of the following events or changes in circumstances: the asset’s ability to continue to generate income from operations and positive cash flow in future periods; loss of legal ownership or title to the assets; significant changes in our strategic business objectives and utilization of the asset; or significant negative industry or economic trends. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset are less than its carrying amount. As of March 31, 2025 and December 31, 2024, the Company was not aware of any events or changes in circumstances that would indicate that the long-lived assets are impaired.

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

As of March 31, 2025 and December 31, 2024, the Company believes that the carrying value of accounts receivable, accounts payable, accrued expenses, and other current assets and liabilities approximate fair value due to the short maturity of theses financial instruments. The financial statements do not include any financial instruments at fair value on a recurring or non-recurring basis.

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consisted of taxes currently due and deferred taxes. Deferred taxes are recognized for the differences between the basis of assets and liabilities for financial statement and income tax purposes.

The Company follows FASB ASC Topic 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates, applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. ASC 740-10-25 provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax position. The Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company did not recognize additional liabilities for uncertain tax positions pursuant to ASC 740-10-25 for the three months ended March 31, 2025 and 2024.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are accounts receivable arising from its normal business activities. The Company performs ongoing credit evaluations to its customers and establishes allowances when appropriate.

Company purchases from various vendors for its operations. For the three months ended March 31, 2025 and 2024, no purchases from any vendors accounted for a significant amount of the Company’s bean coffee purchases.

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

3. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31,	December 31,
	2025	2024

Furniture and equipment	$1,360,800	$1,365,937
Leasehold improvement	652,532	632,516
Store	2,998,372	2,991,571
Store construction	378,556	487,729
Vehicle	103,645	103,645

Total property and equipment	5,493,905	5,581,398
Less accumulated depreciation	(1,476,903)	(1,501,394)

Total property and equipment, net	$4,017,002	$4,080,004

Depreciation expense on property and equipment amounted to approximately $61,008 and $63,330 for the three months ended March 31, 2025 and 2024, respectively.

4. LOANS PAYABLE TO FINANCIAL INSTITUTIONS

Loans payable to financial institutions consisted of the following:

As of	March 31, 2025	December 31, 2024

Loan agreements with principal amount of $960,777 and repayment rate of 14.75% to 20.0%. The loans payable mature on various dates in 2025	$65,875	$111,300
Loan agreements with principal amount of $298,134 and repayment rate of 14.75% to 20.0%. The loans payable mature on various dates in 2026	283,143	-
Total loan payable	349,018	111,300
Less: current portion	(349,018)	(111,300)
Total loan payable, net of current	$-	$-

5. LOAN PAYABLE TO OTHER

Loans payable to others consisted of the following:

	March 31, 2025		December 31, 2024

June 2023 – Loan agreements with principal amount of $500,000 and repayment rate of 12.0% per annum. The loans payable mature on various dates in 2025		$234,508	$234,509
April 2024 ($275,000) - Loan amount of $275,000 with total payback of $365,750 with monthly payment of $9,144 until fully paid		-	63,998
November 2024 ($140,000) - Loan amount of $140,000 with total payback of $175,932 with monthly payment of $6,767 until fully paid		50,073	128,566
	.
Total loan payable to others		284,581	427,073
Less: current portion		(284,581)	(427,073)

Total loan payable to others, net of current		$-	$-

December 2023 - $300,000

On December 27, 2023, the Company entered into a short-term borrowing agreement with a private party for a principal amount of $300,000 with interest rate at 5.5% per annum. The loan payable matures on February 2024.

6. LOAN PAYABLE, EMERGENCY INJURY DISASTER LOAN (EIDL)

Loans payable, Emergency Injury Disaster Loan (EIDL) consisted of the following:

As of	March 31, 2025	December 31, 2024

May 16, 2020 ($150,000) - Loan agreement with principal amount of $150,00 with an interest rate of 3.75% and maturity date on May 16, 2050	$150,000	$150,000

June 28, 2021 ($350,000) – Loan agreement with principal amount of $350,000 with an interest rate of 3.75% and maturity date on May 18, 2050	350,000	350,000
Total long-term loan payable, emergency injury disaster loan (EIDL)	500,000	500,000
Less - current portion	(30,060)	(30,060)
Total loan payable, emergency injury disaster loan (EIDL), less current portion	$469,940	$469,940

The following table provides future minimum payments:

For the years ended December 31,	Amount
2025	$30,060
2026	30,060
2027	30,060
2028	30,060
2029	30,060
Thereafter	349,700
Total	$500,000

May 16, 2020 – $150,000

On May 16, 2020, the Company executed the standard loan documents required for securing a loan (the “EIDL Loan”) from the SBA under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the Company’s business. As of March 31, 2025, the loan payable, Emergency Injury Disaster Loan noted above is not in default.

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

June 28, 2021 – $350,000

On June 28, 2021, the Company executed the standard loan documents required for securing a loan (the “EIDL Loan”) from the SBA under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the Company’s business. As of March 31, 2025, the loan payable, Emergency Injury Disaster Loan noted above is not in default.

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

7. LOAN PAYABLE, PAYROLL PROTECTION LOAN PROGRAM (PPP)

Loans payable, Payroll Protection Loan Program (PPP) consisted of the following:

December 31,	March 31, 2025	December 31, 2024

Loan payable from Payroll protection program (PPP)	$52,025	$63,801
Less - current portion	(25,718)	(37,494)

Total loan payable, payroll protection program (PPP), less current portion	$26,307	$26,307

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

8. CONVERTIBLE NOTES PAYABLE NET OF DEBT DISCOUNT

Convertible Notes Payable consisted of the following:

	March 31,	December 31,
	2025	2024

Tranche 1: February 10 2025	$555,556	-
Tranche 2: February 27 2025	1,111,111	-
Tranche 3: March 28 2025	1,666,667	-
Total Convertible Debt	3,333,333	-
Less: Debt Discount	(3,142,146)	-
Total Convertible Notes Payable	191,187	-

On February 6, 2025, the Company entered into a Securities Purchase Agreement (“Securities Purchase Agreement”) with the purchasers named therein (the “Arena Investors”). Under the Securities Purchase Agreement, the Company will issue 10% original issue discount secured convertible debentures (“Debentures”) in a principal amount of up to $10,000,000, divided into up to four separate tranches that are each subject to certain closing conditions (the “Offering”). The conversion price per share of each Debenture, subject to adjustment as provided therein, is equal to 92.5% of the lowest daily VWAP (as defined in the Debentures) of the Company’s shares of Common Stock during the five trading day period ending on the trading day immediately prior to delivery or deemed delivery of the applicable Conversion Notice (as defined in the Debentures). The Debentures accrue interest at a rate of 10% per annum paid in kind, unless there is an event of default in which case the Debentures will accrue interest at a default rate.

Upon the consummation of the closing of each tranche, the Company issued common stock purchase warrants (“Warrants”) to each Arena Investor who participated in such closing. The Warrants will: (i) provide for the purchase by the applicable Arena Investor of a number of shares of common stock equal to 20% of the total principal amount of the related Debenture purchased by the Arena Investor on the applicable closing date divided by 92.5% of the lowest daily VWAP of common stock for the five consecutive trading day period ended on the last trading day immediately preceding such closing date and (ii) be exercisable at an exercise price equal to 92.5% of the average of the lowest daily VWAP of the common stock over the consecutive trading days immediately preceding the delivery of the applicable Notice of Exercise (as defined in the Warrants).

The Company conducted three closings in February 2025 and March 2025 and the Company issued to the Arena Investors Debentures in an aggregate principal amount of $3,333, 333. The Debentures were sold to the Arena Investors for a purchase price of $2,750,000, representing an original issue discount of ten percent (10%) and professional fees. The Company also issued to the Arena Investors 254,470 Warrants in connection with the Debentures.

During the initial recognition company has calculated fair value of Derivative Liability on Convertible Debt and Warrants and recorded the difference as Debt Discount subject to maximum of Notes Payable amount. Debt discount will be amortized over the term of the note.

9. DERIVATIVE LIABILITY

Derivative Liability consisted of the following:

	March 31,	December 31,
	2025	2024

Initial Recognition on Convertible Debt	$2,383,371	-
Initial Recognition on Warrants	734,418	-
Add/Less: Change during the period	(40,833)
Total Derivative Liability	3,076,956	-

The Company analyzed the conversion feature of the Debentures for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion feature should be classified as a liability due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion features. ASC 815-15 requires that the conversion features are bifurcated and separately accounted for as an embedded derivative contained in the Company’s convertible debt. The embedded derivative is carried on the balance sheet at fair value. Any unrealized change in fair value, as determined at each measurement period, is recorded as a component of the income statement and the associated carrying amount on the balance sheet is adjusted by the change.

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $3,117,789 was recognized by the Company as on issuance on note payable. The Derivative liability was further revalued as of March 31, 2025 and expense of $ 40,833 was reversed.

The Company analyzes the conversion feature of the Debentures for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging. ASC 815-15 requires that the conversion features are bifurcated and separately accounted for as an embedded derivative contained in the Company’s convertible debt. The embedded derivative is carried on the balance sheet at fair value. Any unrealized change in fair value, as determined at each measurement period, is recorded as a component of the income statement and the associated carrying amount on the balance sheet is adjusted by the change. The Company values the embedded derivative using the Black-Scholes pricing model.

The Black Scholes pricing model used to determine the Derivative Liability on convertible notes issued by the Company in which an embedded derivative is recognized as of March 31,2025 the following inputs:

Schedule of Derivative liability
Risk Free Interest Rate	4.03%
Expected Term	1.37 Yrs
Expected Volatility	170.46%
Expected Dividends	-

10. INCOME TAX

Total income tax (benefit) expense consists of the following:

For the Three Months Ended March 31,	2025	20234

Current provision (benefit):
Federal	$-	$-
State	707	-
Total current provision (benefit)	707	-

Deferred provision (benefit):
Federal	-	-
State	-	-
Total deferred provision (benefit)	-	-

Total tax provision (benefit)	$707	$-

A reconciliation of the Company’s effective tax rate to the statutory federal rate for the three months ended March 31, 2025 and 2024 is as follows:

Description	March 31, 2025	March 31, 2024

Statutory federal rate	21.00%	21.00%
State income taxes net of federal income tax benefit and others	6.98%	6.98%
Permanent differences for tax purposes and others	0.00%	0.00%
Change in valuation allowance	-27.98%	-27.98%
Effective tax rate	0%	0%

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

Deferred income taxes reflect the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred tax assets and liabilities are as follows:

Deferred tax assets	March 31, 2025	December 31, 2024

Deferred tax assets:
Net operating loss	$11,652,321	$9,461,884
Other temporary differences	-	-

Total deferred tax assets	11,652,321	9,461,884
Less - valuation allowance	(11,652,321)	(9,461,884)

Total deferred tax assets, net of valuation allowance	$-	$-

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

The Company files income tax returns in the U.S. federal jurisdiction and California and is subject to income tax examinations by federal tax authorities for tax year ended 2018 and later and subject to California authorities for tax year ended 2017 and later. The Company currently is not under examination by any tax authority. The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of March 31, 2025 and December 31, 2024, the Company has no accrued interest or penalties related to uncertain tax positions.

As of March 31, 2025, the Company had cumulative net operating loss carryforwards for federal tax purposes of approximately $1.16 million. In addition, the Company had state tax net operating loss carryforwards of approximately $3,715,000. The carryforwards may be applied against future taxable income and expires at various dates subject to certain limitations.

11. COMMITMENTS AND CONTINGENCIES

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

Pasadena - On December 1, 2024, the Company entered into an operating lease agreement for its store located in Pasadena, California. The lease has a term of 120 months (10 years), with an option to extend. The lease commenced on December 1, 2024 and is set to expire in December 2034.

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

In accordance with ASC 842, the components of lease expense were as follows:

For the three months ended March 31,	2025	2024
Operating lease expense	$260,640	$331,489
Total lease expense	$260,640	$331,489

In accordance with ASC 842, other information related to leases was as follows:

For the three months ended March 31,	2025	2024
Operating cash flows from operating leases	$258,950	$331,946
Cash paid for amounts included in the measurement of lease liabilities	$258,950	$331,946

In accordance with ASC 842, maturities of operating lease liabilities as of March 31, 2025 were as follows:

Operating
Year ending:	Lease
2025 (remaining nine months)	785,107
2026	848,085
2027	377,047
2028	180,246
2029	172,574
Thereafter	800,133
Total undiscounted cash flows	$3,163,191

Reconciliation of lease liabilities:
Weighted-average remaining lease terms	4.5 years
Weighted-average discount rate	9.8%
Present values	$2,379,520

Lease liabilities—current	842,014
Lease liabilities—long-term	1,537,506
Lease liabilities—total	$2,379,520

Difference between undiscounted and discounted cash flows	$783,671

Contingencies

The Company is subject to various legal proceedings from time to time as part of its business. As of March 31, 2025, the Company was not currently party to any legal proceedings or threatened legal proceedings, the adverse outcome of which, individually or in the aggregate, it believes would have a material adverse effect on its business, financial condition, and results of operations.

12. SHAREHOLDERS’ EQUITY

Common Stock

The Company has authorization to issue and have outstanding at any one time 40,000,000 share of common stock with a par value of $0.0001 per share. The shareholders of common stock are entitled to one vote per share and dividends declared by the Company’s Board of Directors.

Preferred Stock

The Company has authorization to issue and have outstanding at any one time 1,000,000 share of preferred stock with a par value of $0.0001 per share, in one or more classes or series within a class as may be determined by our board of directors, who establish, from time to time, the number of shares to be included in each class or series, fix the designation, powers, preferences and rights of the shares of each such class or series and any qualifications, limitations or restrictions thereof. Any preferred stock so issued is senior to other existing classes of common stock with respect to the payment of dividends or amounts upon liquidation or dissolution. As of March 31, 2025 and December 31, 2024, no shares of our preferred stock had been designated any rights and we had no shares of preferred stock issued and outstanding.

Initial Public Offering

In August 2022, the Company consummated its IPO of 1,440,000 shares of its common stock at a public offering price of $5.00 per share, generating gross proceeds of $7,200,000. Net proceeds from the IPO were approximately $6.2 million after deducting underwriting discounts and commissions and other offering expenses of approximately $998,000.

The Company granted the underwriters a 45-day option to purchase up to 216,000 additional shares (equal to 15% of the shares of common stock sold in the offering) to cover over-allotments. In addition, the Company agreed to issue to the representative of the several underwriters warrants to purchase the number of shares of common stock in the aggregate equal to five percent (5%) of the shares of common stock to be issued and sold in the IPO. The warrants are exercisable for a price per share equal to 125% of the public offering price. No over-allotment option or representative’s warrants have been exercised.

Dividend policy

Dividends are paid at the discretion of the Board of Directors. There were no dividends declared for the three months ended March 31, 2025 and 2024.

13. EARNINGS PER SHARE

The Company calculates earnings per share in accordance with FASB ASC 260, Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of shares outstanding during the fiscal year. Potentially dilutive common shares consist of stock options outstanding (using the treasury method).

The following table sets forth the computation of basic and diluted net income per common share:

	Three-Month Period Ended
	March 31,
	2025	2024
Net Loss	$(2,191,144)	$(990,544)
Weighted Average Shares of Common Stock Outstanding
Basic	4,616,591	1,653,826
Diluted	4,616,591	1,653,826

Earnings Per Share – Basic
Net Loss Per Share	(0.47)	(0.60)

Earnings Per Share – Diluted
Net Loss Per Share	(0.47)	(0.60)

14. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after March 31, 2025 up through the date the consolidated financial statements were available to be issued. Based upon the evaluation, except as disclosed below or within the footnotes, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements as of and for the year ended March 31, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ending December 31, 2024. As discussed in the section titled “Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ending December 31, 2024.

Business

Reborn Coffee, Inc. (“Reborn”) is focused on serving high quality, specialty-roasted coffee at retail locations, kiosks and cafes. We are an innovative company that strives for constant improvement in the coffee experience through exploration of new technology and premier service, guided by traditional brewing techniques. We believe Reborn differentiates itself from other coffee roasters through its innovative techniques, including sourcing, washing, roasting, and brewing our coffee beans with a balance of precision and craft.

Founded in 2015 by Jay Kim, our Chief Executive Officer, Mr. Kim and his team launched Reborn with the vision of using the finest pure ingredients and pristine water. We currently serve customers through our retail store locations in California: Brea, La Crescenta, Corona Del Mar, Laguna Woods, Manhattan Beach, Huntington Beach, Riverside, San Francisco, Irvine, Diamond Bar, Anaheim and Pasadena. In addition to the locations in the United States, we have two international locations in South Korea and Malaysia.

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

Centered around our core values of service, trust, and well-being, we deliver an appreciation of coffee as both a science and an art. Developing innovative processes such as washing green coffee beans with magnetized water, we challenge traditional preparation methods by focusing on the relationship between water chemistry, health, and flavor profile. Leading research studies, testing brewing equipment, and refining roasting/brewing methods to a specific, we proactively distinguish exceptional quality from good quality by starting at the foundation and paying attention to the details. Our mission places an equal emphasis on humanizing the coffee experience, delivering a fresh take on “farm-to-table” by sourcing internationally. In this way, we create opportunities to develop transparency by paying homage to origin stories and spark new conversations by building cross-cultural communities united by a passion for the finest coffee.

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

Plan of Operation

We have a production and distribution center at our headquarters that we use to process and roast coffee for wholesale and retail distribution.

Currently, we have the following thirteen retail coffee locations:

●	La Floresta Shopping Village in Brea, California;

●	La Crescenta, California;

●	Corona Del Mar, California;

●	Home Depot Center in Laguna Woods, California;

●	Manhattan Village at Manhattan Beach, California.

●	Huntington Beach, California;

●	Galleria at Tyler in Riverside, California;

●	Intersect in Irvine, California;

●	Diamond Bar, California;

●	Anaheim, California;

●	Pasadena, California;

●	Daejeon, Korea; and

●	Kuala Lumpur, Malaysia.

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

Franchise revenues consist of royalty fees and other franchise fees. Royalty fees are based on a percentage of a franchisee’s weekly gross sales revenue at 5%. The Company recognizes the fee as the underlying sales occur. The Company did not have any revenue from royalties or other fees for the three months ended March 31, 2025 and 2024.

Long-lived Assets

In accordance with FASB ASC Topic 360, Property, Plant, and Equipment, the Company reviews for impairment of long-lived assets and certain identifiable intangibles whenever events or circumstances indicate that the carrying amount of assets may not be recoverable. The Company considers the carrying value of assets may not be recoverable based upon our review of the following events or changes in circumstances: the asset’s ability to continue to generate income from operations and positive cash flow in future periods; loss of legal ownership or title to the assets; significant changes in our strategic business objectives and utilization of the asset; or significant negative industry or economic trends. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset are less than its carrying amount. As of March 31, 2025 and December 31, 2025, the Company was not aware of any events or changes in circumstances that would indicate that the long-lived assets are impaired.

Results of Operations

Three months ended March 31, 2025 compared to three months ended March 31, 2024

The following table presents selected comparative results of operations from our unaudited financial statements for the three months ended March 31, 2025 compared to three months ended March 31, 2024. Our financial results for these periods are not necessarily indicative of the financial results that we will achieve in future periods. Certain totals for the table below may not sum to 100% due to rounding.

	Three Months Ended March 31,		Changes
	2025	2024	Amount	%
Net revenues:
Stores	$1,678,935	$1,471,654	$207,281	14.1%
Wholesale and online	14,326	46,409	(32,083)	-69.1%
Total net revenues	1,693,261	1,518,063	175,198	11.5%

Operating costs and expenses:
Product, food and drink costs - stores	924,364	306,293	618,071	201.8%
Cost of sales—wholesale and online	-	75,077	(75,077)	-100.0%
General and administrative	2,466,254	2,000,265	465,989	23.3%
Total operating costs and expenses	3,390,618	2,381,635	1,008,983	42.4%

Loss from operations	(1,697,357)	(863,572)	(833,785)	96.6%

Other income (expense):
Other income (expense)	83,882	7,809	76,073	974.2%
Interest expense	(181,155)	(134,781)	46,374	-34.4%
Derivative Expense	(395,807)	-	(395,807)	0.0%
Total other expense, net	493,080	(126,972)	366,108	288.3%

Loss before income taxes	(2,190,437)	(990,544)	(1,199,893)	121.1%

Provision for income taxes	707	-	707	0.0%

Net loss	$(2,191,144)	$(990,544)	$(1,200,600)	121.2%

Revenues. Revenues were approximately $1.7 million for the three-month period ended March 31, 2025, compared to $1.5 million for the comparable period in 2024, representing an increase of approximately $0.2 million, or 14.1%. The increase in sales for the period was primarily driven by the opening of new locations, and to the continued focus on marketing efforts to grow brand recognition.

Product, food and drink costs. Product, food and drink costs were approximately $0.9 million for the three-month period ended March 31, 2025 compared to $0.4 million for the comparable period in the prior year.

Gross margin. Gross margin was approximately $1.8 million for the three-month period ended March 31, 2025, compared to $0.9 million for the comparable period in 2024, representing an increase of approximately $0.9 million, or 46.7%. The increase in gross margin for the period was primarily driven by increase in sales.

General and administrative expenses. General and administrative expenses were approximately $2.5 million for the three-month period ended March 31, 2025 compared to $2.0 million for the comparable period in 2024, representing an increase of approximately $0.5 million, or 23.3%.

This increase in general and administrative expenses for the three-month period ended March 31, 2025 compared to the comparable period in the prior year was primarily due to the hiring of additional administrative employees, increases in professional services and corporate-level costs to support growth plans, the opening of new restaurants, as well as costs associated with outside administrative, legal and professional fees and other general corporate expenses for a public company.

Liquidity and Capital Resources

We have a history of operating losses and negative cash flow in operating activities. We have incurred recurring net losses, including net losses from operations before income taxes of approximately $2.1 million and $1.0 million for the three months ended March 31, 2025 and 2024, respectively. We used approximately $0.4 million and $1.9 million of cash for operating activities for the three months ended March 31, 2025 and 2024, respectively.

Our cash needs will depend on numerous factors, including our revenues, completion of our product development activities, customer and market acceptance of our product, and our ability to reduce and control costs. We expect to devote substantial capital resources to, among other things, fund operations and continue development plans.

On February 6, 2025, we entered into a securities purchase agreement between us and the purchasers named therein (the “Investors”) pursuant to which we issued a 10% original issue discount secured convertible debentures (“Debentures”) in a principal amount of up to $10,000,000, divided into up to four separate tranches that are each subject to certain closing conditions. The conversion price per share of each Debenture, subject to adjustment as provided therein, is equal to 92.5% of the lowest daily VWAP (as defined in the Debentures) of our common stock during the five trading day period ending on the trading day immediately prior to delivery or deemed delivery of the applicable Conversion Notice (as defined in the Debentures). The Debentures accrue interest at a rate of 10% per annum paid in kind, unless there is an event of default in which case the Debentures will accrue interest at a default rate. Each Debenture shall mature at eighteen (18) months from the date of the first closing. Upon the consummation of the closing of each tranche, we will issued common stock purchase warrants (“Warrants”) to each Investor who participated in such closing. The Warrants will: (i) provide for the purchase by the applicable Investor of a number of shares of common stock equal to 20% of the total principal amount of the related Debenture purchased by the Investor on the applicable closing date divided by 92.5% of the lowest daily VWAP of common stock for the five consecutive trading day period ended on the last trading day immediately preceding such closing date and (ii) be exercisable at an exercise price equal to 92.5% of the average of the lowest daily VWAP of the common stock over the consecutive trading days immediately preceding the delivery of the applicable Notice of Exercise (as defined in the Warrants). As of March 31, 2025, we conducted three closings under the securities purchase agreement, pursuant to which we sold Debentures in the aggregate principal amount of $3,333,333 and 254,470 Warrants to the Investors.

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

	Three Months Ended March 31,
	2025	2024
Statement of Cash Flow Data:
Net cash used in operating activities	464,606	(1,933,908)
Net cash provided by (used in) investing activities	1,994	(986,982)
Net cash provided by (used in) financing activities	152,302	2,826,840)

Cash Flows Used in Operating Activities

Net cash used in operating activities during the three-month period ended March 31, 2025 was approximately $0.5 million, which resulted from net loss of $2.19 million, non-cash charges of $800,840 for Stock compensation, $122,336 for Debt Discount Expense, $ 3,076,956 for Derivative Expense, $15,662 for operating lease and $61,000 for depreciation and net cash outflows of approximately $211,954 from changes in operating assets and liabilities.

Cash Flows Provided by (Used in) Investing Activities

Net cash provided by investing activities during the three months ended March 31, 2025 and used in investing activities during the three months ended March 31, 2024 was $1,994 and $986,982, respectively, These expenditures in each period are primarily related to purchases of property and equipment in connection with current and future location openings and maintaining our existing locations.

Cash Flows Provide by (Used in) Financing Activities

Net cash provided by financing activities during the three-month period ended March 31, 2025 was $152,302, mostly derived from the proceeds from loan payables of $3.5 million, which was offset by the debt amortization of $3.2 million repayment of loans payable by $154,268.

As of March 31, 2025, we had total assets of approximately $8.0 million. Our cash balance as of March 31, 2025 was approximately $777,000.

Credit Facilities

Economic Injury Disaster Loan

On May 16, 2020, we executed the EIDL Loan from the SBA under its EIDL assistance program in light of the impact of the COVID-19 pandemic on our business. As of March 31, 2025, the loan payable, EIDL Loan noted above is not in default.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2025. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2025, our disclosure controls and procedures were ineffective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified by Securities and Exchange Commission (“SEC”) rules and forms and (b) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding any required disclosure.

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

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our financial statements may not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analyses and procedures in order to conclude that our financial statements for the quarter ended March 31, 2025, included in this Quarterly Report on Form 10-Q were fairly stated in accordance with GAAP. Accordingly, management believes that despite our material weaknesses, our financial statements for the quarter ended March 31, 2025, are fairly stated, in all material respects, in accordance with GAAP.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

In the future, the Company may be subject to various legal proceedings from time to time as part of its business. We are currently not involved in litigation that we believe will have a materially adverse effect on our financial condition or results of operations. As of March 31, 2025, there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self- regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries threatened against or affecting our company, our common stock, any of our subsidiaries or of our company’s or our company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision is expected to have a material adverse effect.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

Item 6. Exhibits.

The following exhibits are included herein or incorporated herein by reference:

2.1	Share Purchase Agreement by and between Reborn Coffee, Inc. and Bbang Ssaem Co. Ltd., dated November 6, 2024 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on January 2, 2025)
2.2*	Mutual Rescission Agreement by and between Reborn Coffee, Inc. and Bbang Ssaem Co. Ltd., dated March 14, 2025
3.1	Certificate of Incorporation (Delaware), dated July 27, 2022 (incorporated by reference to Exhibit 3.1 to Amendment No. 5 to our Registration Statement on Form S-1 filed on August 2, 2022)
3.2	Bylaws of Registrant (Delaware) (incorporated by reference to Exhibit 3.2 to Amendment No. 5 to our Registration Statement on Form S-1 filed on August 2, 2022)
3.3	Certificate of Amendment to Certificate of Incorporation filed with the Secretary of State of the State of Delaware on January 12, 2024 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on January 16, 2024)
4.1	Specimen Common Stock Certificate (Delaware) (incorporated by reference to Exhibit 4.1 to Amendment No. 5 to our Registration Statement on Form S-1 filed on August 2, 2022)
4.2	Form of Representative’s Warrant (incorporated by reference to Exhibit 4.5 to Amendment No. 2 to our Registration Statement on Form S-1 filed on April 18, 2022)
4.3	Warrant to Purchase Common Shares issued May 20, 2024, by Reborn Coffee Inc. to EFF HUTTON YA FUND, LP (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on May 23, 2024)
4.4	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on February 12, 2025)
10.1	Securities Purchase Agreement by and between Reborn Coffee, Inc. and 1800 Diagonal Lending LLC dated January 6, 2025 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 10, 2025)
10.2†	Promissory Note dated January 6, 2025 issued by Reborn Coffee, Inc. to 1800 Diagonal Lending LLC (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on January 10, 2025)
10.3†	Form of Securities Purchase Agreement by and between Reborn Coffee, Inc. and the investors signatory thereto dated February 6, 2025 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 12, 2025)
10.4	Form of 10% Original Issue Discount Secured Convertible Debenture (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on March 31, 2025)
10.5†	Form of Security Agreement between the Company, the Subsidiaries and the investors signatory thereto dated February 10, 2025 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on February 12, 2025)
10.6	Form of Guarantee Agreement between the Subsidiaries and the investors signatory thereto dated February 10, 2025 (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on February 12, 2025)
10.7	Form of Registration Rights Agreement between the Company and the investors signatory thereto dated February 10, 2025 (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on February 12, 2025)
10.8†	Purchase Agreement between the Company and Arena Business Solutions Global SPC II, Ltd, dated as of February 10, 2025 (incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed on February 12, 2025)
10.9	Global Amendment to 10% Original Issue Discount Secured Convertible Debentures by and between Reborn Coffee, Inc. and the investors signatory thereto, dated March 28, 2025 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on March 31, 2025)
10.10†	Amendment to Securities Purchase Agreement by and between Reborn Coffee, Inc. and the investors signatory thereto dated March 28, 2025 (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on March 31, 2025)
31.1*	Certification of Jay Kim pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Stephan Kim pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Jay Kim pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Stephan Kim pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

†	Schedules and exhibits to this Exhibit omitted pursuant to Regulation S-K Item 601(b)(2). The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Jay Kim	Chief Executive Officer	May 20, 2025
Jay Kim	(Principal Executive Officer)

/s/ Stephan Kim	Chief Financial Officer
Stephan Kim	(Principal Financial and Accounting Officer)	May 20, 2025