Form 10-Q
period 2025-06-30
Reborn Coffee, Inc.
filed 2025-08-14
CIK 1707910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

The registrant has 5,409,716 shares of common stock outstanding as of August 11, 2025.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements.

Reborn Coffee, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2025	2024

ASSETS
Current assets:
Cash and cash equivalents	$77,866	$158,215
Accounts receivable, net of allowance for doubtful accounts of $0 and $0, respectively	68,109	67,309
Inventories, net	200,662	169,615
Prepaid expense and other current assets	540,000	467,613
Total current assets	886,637	862,752
Property and equipment, net	3,200,578	4,080,004
Operating lease right-of-use asset	2,098,507	2,653,179
Other assets	193,188	193,188
Total assets	$6,378,910	$7,789,123

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$750,819	$558,444
Accrued expenses and current liabilities	467,483	774,826
Loans payable to financial institutions, current	269,119	111,300
Loans payable to others	334,508	427,073
Convertible debt, net of debt discount of $2,703,275 at June 30, 2025	740,741	-
Derivative Liability	2,994,579	-
Loan payable, emergency injury disaster loan (EIDL), current	30,060	30,060
Loan payable, payroll protection program (PPP), current	25,718	37,494
Operating lease liabilities, current	850,591	844,177
Total current liabilities	6,463,618	2,783,374
Loan payable, emergency injury disaster loan (EIDL), net of current	469,940	469,940
Loan payable, payroll protection program (PPP), net of current	26,307	26,307
Operating lease liabilities, net of current	1,324,067	1,906,760
Total liabilities	8,283,932	5,186,381

Commitments and Contingencies

Stockholders’ equity
Common Stock, $0.0001 par value, 40,000,000 shares authorized; 5,387,129 and 4,274,508 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	540	428
Common stock issuable, $0.0001 par value, 294,000 shares issuable at $5.00 per share	1,150,000	1,470,000
Preferred Stock, $0.0001 par value, 1,000,000 shares authorized; no shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	-	-
Additional paid-in capital	25,959,801	22,674,095
Accumulated deficit	(29,094,068)	(21,562,872)
Accumulated other comprehensive income (loss)	78,705	21,091
Total stockholders’ equity (deficit)	(1,905,022)	2,602,742

Total liabilities and stockholders’ equity	$6,378,910	$7,789,123

See accompanying notes to unaudited condensed consolidated financial statements.

Reborn Coffee, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net revenues:
Stores	$1,810,167	$1,194,552	$3,489,102	$2,666,206
Wholesale and online	24,625	178,349	38,951	224,757
Total net revenues	1,834,792	1,372,901	3,528,053	2,890,963

Operating costs and expenses:
Product, food and drink costs - stores, wholesale and online	420,389	403,066	1,344,753	784,436
General and administrative	2,459,102	1,979,134	4,275,397	3,733,962
Professional fees	697,587	328,302	1,347,546	573,738
Stock compensation expenses	2,665,485	—	2,665,485	—
Total operating costs and expenses	6,242,563	2,710,502	9,633,181	5,092,136

Loss from operations	(4,407,771)	(1,337,601)	(6,105,128)	(2,201,173)

Other income (expense):
Other income (expense)	80,871	28,520	164,753	36,329
Interest expense	(669,555)	(7,531)	(850,710)	(142,312)
Gain on sale of property	75,000	—	75,000	—
Gain (loss) on debt extinguishment	(200,333)	—	(200,333)	—
Derivative Expense	206,106	—	(189,701)	—
Asset impairment loss	(421,969)	—	(421,969)	—
Total other expense, net	(929,880)	20,989	(1,422,960)	(105,983)

Loss before income taxes	(5,337,651)	(1,316,612)	(7,528,088)	(2,307,156)

Provision for income taxes	2,401	—	3,108	—

Net loss	$(5,340,052)	$(1,316,612)	$(7,531,196)	$(2,307,156)

Loss per share:
Basic and diluted	$(1.15)	$(0.48)	$(1.60)	$(1.05)

Weighted average number of common shares outstanding:
Basic and diluted	4,638,892	2,746,605	4,693,845	2,200,037

See accompanying notes to unaudited condensed consolidated financial statements.

Reborn Coffee, Inc. and Subsidiaries

Unaudited Condensed Consolidated Stockholders’ Equity (Deficit)

	Common Stock		Common Stock Issuable		Preferred Stock		Additional’ Paid-in	Accumulated	Accumulated Other Comprehensive	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (loss)	(Deficit)

Balance as of December 31, 2024	4,274,508	$428	294,000	$1,470,000	$-	-	$22,674,095	$(21,562,872)	$21,091	$2,602,742

Net loss	-	-	-	-	-	-	-	(2,191,144)	-	(2,191,144)

Foreign currency translation	-	-			-	-	-	-	3,984	3,984
Balance as of March 31, 2025	4,274,508	$428	294,000	$1,470,000	-	$-	$22,674,095	$(23,754,016)	$25,075	$415,582

Stock compensation expense	847,436	85	-	-	-	-	2,665,400	-	-	2,665,485

Common shares issued from shares issable	165,185	17	(64,000)	(320,000)	-	-	520,316	-	-	200,333

Issuances of common shares	100,000	10	-	-	-	-	99,990	-	-	100,000

Net loss	-	-	-	-	-	-	-	(5,340,052)	-	(5,340,052)

Foreign currency translation	-	-	-	-	-	-	-	-	53,630	53,630
Balance as of June 30, 2025	5,387,129	$540	230,000	$1,150,000	-	$-	$25,959,801	$(29,094,068)	$78,705	$(1,905,022)

	Common Stock		Common Stock Issuable		Preferred Stock		Additional’ Paid-in	Accumulated	Accumulated Other Comprehensive	Total Shareholders’Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (loss)	(Deficit)

Balance as of December 31, 2023	1,866,174	$187	-	$-	-	$-	$17,603,143	$(16,756,924)	$-	$846,406

Net loss	-	-	-	-	-	-	-	(990,544)	-	(990,544)
Common stock issued	983,497	98	-	-	-	-	2,699,902	-	-	2,700,000
Foreign currency translation	-	-	-	-	-	-	-	-	15,484	15,484
Balance as of March 31, 2024	2,849,671	$285	-	$-	-	$-	$20,303,045	$(17,747,468)	$15,484	$2,571,346

Net loss	-	-	-	-	-	-	-	(1,316,612)	-	(1,316,612)
Common stock issued	385,985	39	-	-	-	-	1,299,961	-	-	1,300,000
Foreign currency translation	-	-	-	-	-	-	-	-	(12,046)	(12,046)
Balance as of June 30, 2024	3,235,656	$324	-	$-	-	$-	$21,603,006	$(19,064,080)	$3,438	$2,542,688

See accompanying notes to unaudited condensed consolidated financial statements.

Reborn Coffee, Inc. and Subsidiaries

Unaudited Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
	2025	2024
Cash flows from operating activities:
Net loss	(7,531,196)	(2,307,156)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock compensation expense	2,665,485	-
Settlement of debt	200,333	-
Debt Discount Expense	740,741	-
Operating lease	(21,607)	12,367
Derivative Expense	189,701	-
Asset impairment loss	421,969
Depreciation	144,341	172,710
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(800)	(10,287)
Decrease (increase) in inventories	(31,047)	(82,873)
Decrease (increase) in prepaid expense and other assets	(72,387)	(569,062)
Increase (decrease) in accounts payable	428,482	(165,317)
Increase (decrease) in accrued liabilities, net	(307,343)	53,907
Net cash used in operating activities	(3,173,328)	(2,895,711)

Cash flows from investing activities:
Acquisition of property and equipment	(85,499)	(641,060)
Proceeds from sale of assets	275,000	-
Net cash used in investing activities	189,501	(641,060)

Cash flows from financing activities:
Proceeds from issuance of common stock	100,000	-
Proceeds from line of credit	-	4,000,000
Proceeds from loan payable to financial institutions	157,819	113,073
Repayemnts on loan payable to others	(92,565)	-
Repayment of borrowings from shareholder	-	(100,000)
Borrowings from convertible notes payable	2,750,000	-
Repayment of loan payable, PPP	(11,776)	(23,552)
Net cash provided by financing activities	2,903,478	3,989,521

Net increase (decrease) in cash	(80,349)	452,750

Cash at beginning of year	158,215	164,301

Cash at end of year	$77,866	$617,051

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$850,710	$134,781
Income taxes	$-	$-

Supplemental disclosures of non-cash investing and financing activities:
Settlement of debt to common stock equity	$320,000	$-

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

Going Concern Matters

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplates the Company’s continuation as a going concern. The Company incurred a net comprehensive loss of $7,531,196 during the six months ended June 30, 2025, and has an accumulated deficit of $29.0 million as of June 30, 2025.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reporting

The unaudited condensed consolidated financial statements include Reborn Coffee, Inc. and its wholly owned subsidiaries as of June 30, 2025 and December 31, 2024 and for the three and six months ended June 30, 2025 and 2024.

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP. The consolidated financial statements include Reborn Coffee, Inc. and its wholly owned subsidiary. All intercompany accounts, transactions, and profits have been eliminated upon consolidation.

Minority Interest

Reborn owns 60% of Reborn Malaysia located in Kuala Lumpur with one retail coffee store under the brand name of Reborn Coffee. For the three-month period ended June 30, 2025, Reborn’s interest was not material as the store in Malaysia opened in November 2023 and operated in limited capacity and revenue.

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

Segment Reporting

FASB ASC Topic 280, Segment Reporting, requires public companies to report financial and descriptive information about their reportable operating segments. The Company’s management identifies operating segments based on how the Company’s management internally evaluate separate financial information, business activities and management responsibility. At the current time, the Company has only one reportable segment, consisting of both the wholesale and retail sales of coffee, water, and other beverages. The Company’s franchisor subsidiary was not material as of and for the six-month period ended June 30, 2025 and 2024.

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

Retail store revenues are recognized when payment is tendered at the point of sale. Retail store revenues are reported net of sales, use or other transaction taxes that are collected from customers and remitted to taxing authorities. Sales taxes that are payable are recorded as accrued as other current liabilities. Retail store revenue makes up more than 95% of the Company’s total revenue.

●	Wholesale and Online Revenue

Wholesale and online revenues are recognized when the products are delivered, and title passes to the customers or to the wholesale distributors. When customers pick up products at the Company’s warehouse, or distributed to the wholesale distributors, the title passes, and revenue is recognized. Wholesale revenues make up less than 5% of the Company’s total revenue.

●	Royalties and Other Fees

Franchise revenues consist of royalty fees and other franchise fees. Royalty fees are based on a percentage of a franchisee’s weekly gross sales revenue at 5%. The Company recognizes the fee as the underlying sales occur. The Company recorded no revenue from royalties for the three and six  months ended June 30, 2025 and 2024. Other fees are earned as incurred and the Company did not have any other fee revenue for the three and six months ended June 30, 2025 and 2024.

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

Advertising Expense

Advertising costs are expensed as incurred. Advertising expenses amounted to $8,398 and $74,011 for the six months ended June 30, 2025 and 2024, respectively, and $2,700 and $64,388 for the three months ended June 30, 2025 and 2024, respectively, and are recorded under general and administrative expenses in the accompanying condensed consolidated statements of operations.

Pre-opening Costs

Pre-opening costs for new stores, consist primarily of store and leasehold improvements, and are capitalized and depreciated over the shorter of the useful life of the improvement or the lease term, including renewal periods that are reasonably assured.

Accounts Receivable

Accounts receivables are stated net of allowance for doubtful accounts. The allowance for doubtful accounts is determined primarily on the basis of past collection experience and general economic conditions. The Company determines terms and conditions for its customers based on volume transacted by the customer, customer creditworthiness and past transaction history. At June 30, 2025 and December 31, 2024, allowance for doubtful accounts were zero, respectively. The Company does not have any off-balance sheet exposure related to its customers.

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

The Company did not have any dilutive, or potentially dilutive, shares outstanding for the six months ended June 30, 2025 and 2024.

Long-lived Assets

In accordance with FASB ASC Topic 360, Property, Plant, and Equipment, the Company reviews for impairment of long-lived assets and certain identifiable intangibles whenever events or circumstances indicate that the carrying amount of assets may not be recoverable. The Company considers the carrying value of assets may not be recoverable based upon our review of the following events or changes in circumstances: the asset’s ability to continue to generate income from operations and positive cash flow in future periods; loss of legal ownership or title to the assets; significant changes in our strategic business objectives and utilization of the asset; or significant negative industry or economic trends. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset are less than its carrying amount. As of June 30, 2025 and December 31, 2024, the Company was not aware of any events or changes in circumstances that would indicate that the long-lived assets are impaired.

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

As of June 30, 2025 and December 31, 2024, the Company believes that the carrying value of accounts receivable, accounts payable, accrued expenses, and other current assets and liabilities approximate fair value due to the short maturity of theses financial instruments. The financial statements do not include any financial instruments at fair value on a recurring or non-recurring basis.

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consisted of taxes currently due and deferred taxes. Deferred taxes are recognized for the differences between the basis of assets and liabilities for financial statement and income tax purposes.

The Company follows FASB ASC Topic 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates, applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. ASC 740-10-25 provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax position. The Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company did not recognize additional liabilities for uncertain tax positions pursuant to ASC 740-10-25 for the three months ended June 30, 2025 and 2024.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are accounts receivable arising from its normal business activities. The Company performs ongoing credit evaluations to its customers and establishes allowances when appropriate.

Company purchases from various vendors for its operations. For the three and six months ended June 30, 2025 and 2024, no purchases from any vendors accounted for a significant amount of the Company’s bean coffee purchases.

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

3. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30,	December 31,
	2025	2024

Furniture and equipment	$1,360,800	$1,365,937
Leasehold improvement	652,532	632,516
Store	2,264,481	2,991,571
Store construction	379,356	487,729
Vehicle	103,645	103,645

Total property and equipment	4,760,814	5,581,398
Less accumulated depreciation	(1,560,236)	(1,501,394)
Total property and equipment, net	$3,200,578	$4,080,004

Depreciation expense on property and equipment amounted to approximately $144,341 and $172,710 for the six months ended June 30, 2025 and 2024, respectively, and $83,333 and $63,330 for the three-month periods ended June 30, 2025 and 2024, respectively.

4. LOANS PAYABLE TO FINANCIAL INSTITUTIONS

Loans payable to financial institutions consisted of the following:

As of	June 30, 2025	December 31, 2024

Loan agreements with principal amount of $960,777 and repayment rate of 14.75% to 20.0%. The loans payable mature on various dates in 2025	$269,119	$111,300
Total loan payable	269,119	111,300
Less: current portion	(269,119)	(111,300)
Total loan payable, net of current	$-	$-

5. LOAN PAYABLE TO OTHER

Loans payable to others consisted of the following:

	June 30, 2025	December 31, 2024

June 2023 – Loan agreements with principal amount of $500,000 and repayment rate of 12.0% per annum. The loans payable mature on various dates in 2025	$234,508	$234,509
April 2024 ($275,000) - Loan amount of $275,000 with total payback of $365,750 with monthly payment of $9,144 until fully paid	-	63,998
November 2024 ($140,000) - Loan amount of $140,000 with total payback of $175,932 with monthly payment of $6,767 until fully paid	-	128,566
April 2025 ($100,000) – Loan amount of $100,000 with no interest and due upon demand	100,000	-

Total loan payable to others	334,508	427,073
Less: current portion	(334,508)	(427,073)

Total loan payable to others, net of current	$-	$-

6. LOAN PAYABLE, EMERGENCY INJURY DISASTER LOAN (EIDL)

Loans payable, Emergency Injury Disaster Loan (EIDL) consisted of the following:

As of	June 30, 2025	December 31, 2024

May 16, 2020 ($150,000) - Loan agreement with principal amount of $150,00 with an interest rate of 3.75% and maturity date on May 16, 2050	$150,000	$150,000
June 28, 2021 ($350,000) – Loan agreement with principal amount of $350,000 with an interest rate of 3.75% and maturity date on May 18, 2050	350,000	350,000
Total long-term loan payable, emergency injury disaster loan (EIDL)	500,000	500,000
Less - current portion	(30,060)	(30,060)
Total loan payable, emergency injury disaster loan (EIDL), less current portion	$469,940	$469,940

The following table provides future minimum payments:

For the years ended December 31,	Amount
2025	$30,060
2026	30,060
2027	30,060
2028	30,060
2029	30,060
Thereafter	349,700
Total	$500,000

May 16, 2020 – $150,000

On May 16, 2020, the Company executed the standard loan documents required for securing a loan (the “EIDL Loan”) from the SBA under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the Company’s business. As of June 30, 2025, the loan payable, Emergency Injury Disaster Loan noted above is not in default.

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

June 28, 2021 – $350,000

On June 28, 2021, the Company executed the standard loan documents required for securing a loan (the “EIDL Loan”) from the SBA under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the Company’s business. As of June 30, 2025, the loan payable, Emergency Injury Disaster Loan noted above is not in default.

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

7. LOAN PAYABLE, PAYROLL PROTECTION LOAN PROGRAM (PPP)

Loans payable, Payroll Protection Loan Program (PPP) consisted of the following:

As of	June 30, 2025	December 31, 2024

Loan payable from Payroll protection program (PPP)	$97,273	$97,273
Less - current portion	(25,718)	(45,678)

Total loan payable, payroll protection program (PPP), less current portion	$71,555	$51,595

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

8. CONVERTIBLE NOTES PAYABLE NET OF DEBT DISCOUNT

Convertible Notes Payable consisted of the following:

	June 30,	December 31,
	2025	2024

Tranche 1: February 10 2025	$593,393	-
Tranche 2: February 26, 2025	1,200,000	-
Tranche 3: March 28 2025	1,593,940	-
Total Convertible Debt	3,333,333	-
Less: Debt Discount	(2,592,592)	-
Total Convertible Notes Payable	$740,741	-

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

The Company conducted three closings in February 2025 and March 2025 and the Company issued to the Arena Investors Debentures in an aggregate principal amount of $3,333,333. The Debentures were sold to the Arena Investors for a purchase price of $2,750,000, representing an original issue discount of ten percent (10%) and professional fees. The Company also issued to the Arena Investors 201,282 Warrants in connection with the Debentures.

During the initial recognition company has calculated fair value of Derivative Liability on Convertible Debt and Warrants and recorded the difference as Debt Discount subject to maximum of Notes Payable amount. Debt discount will be amortized over the term of the note.

9. DERIVATIVE LIABILITY

Derivative Liability consisted of the following:

	June 30,	December 31,
	2025	2024

Initial Recognition on Convertible Debt – Derivative liability	$2,251,926	-
Initial Recognition on Warrants – Derivative liability	552,953	-
Add/Less: Change during the period	189,701
Total Derivative Liability	$2,994,579	-

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $2,804,878 was recognized by the Company on issuance on note payable. The derivative liability was further revalued as of June 30, 2025 and the Company expensed $189,701 as derivative liability expense for the six months ended June 30, 2025.

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

The Black Scholes pricing model used to determine the Derivative Liability on convertible notes issued by the Company in which an embedded derivative is recognized as of June 30, 2025 the following inputs:

Schedule of Derivative liability
Risk Free Interest Rate	4.03%
Expected Term	1.37
Expected Volatility	170.46%
Expected Dividends	None

10. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has entered into the following operating facility leases:

Brea (Corporate office) – On June 28, 2023, the Company entered into an operating facility lease for its corporate office located in Brea, California with term of 60 months and an option to extend. The lease started on July 2023 and expires in June 2029.

La Floresta - On July 25, 2016, the Company entered into an operating facility lease for its store located at La Floresta Shopping Village in Brea, California with a term of 60 months and an option to extend. The lease started in July 2016 and expiration date was extended to November 2029.

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

Intersect in Irvine - On October 1, 2022 the Company entered into a percentage base lease agreement for the store located in Irvine, California with 9 months term with option to extend. The lease started in October 2022 and expires on December 31, 2026. The rate to be used is 10% and it’s based on monthly gross sales.

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

In accordance with ASC 842, the components of lease expense were as follows:

For the six months ended June 30,	2025	2024
Operating lease expense	$515,956	$704,678
Total lease expense	$515,956	$704,678

In accordance with ASC 842, other information related to leases was as follows:

For the six months ended June 30,	2025	2024
Operating cash flows from operating leases	$455,712	$707,148
Cash paid for amounts included in the measurement of lease liabilities	$455,712	$707,148

In accordance with ASC 842, maturities of operating lease liabilities as of June 30, 2025 were as follows:

Operating
Year ending:	Lease
2025 (remaining nine months)	$523,845
2026	848,085
2027	377,047
2028	180,246
2029	172,574
Thereafter	800,133
Total undiscounted cash flows	$2,901,929

Reconciliation of lease liabilities:
Weighted-average remaining lease terms	4.5 years
Weighted-average discount rate	9.8%
Present values	$2,174,658

Lease liabilities—current	850,591
Lease liabilities—long-term	1,324,067
Lease liabilities—total	$2,174,658

Difference between undiscounted and discounted cash flows	$727,271

Contingencies

The Company is subject to various legal proceedings from time to time as part of its business. As of June 30, 2025, the Company was not currently party to any legal proceedings or threatened legal proceedings, the adverse outcome of which, individually or in the aggregate, it believes would have a material adverse effect on its business, financial condition, and results of operations.

11. SHAREHOLDERS’ EQUITY

Common Stock

The Company has authorization to issue and have outstanding at any one time 40,000,000 share of common stock with a par value of $0.0001 per share. The shareholders of common stock are entitled to one vote per share and dividends declared by the Company’s Board of Directors.

Preferred Stock

The Company has authorization to issue and have outstanding at any one time 1,000,000 share of preferred stock with a par value of $0.0001 per share, in one or more classes or series within a class as may be determined by our board of directors, who establish, from time to time, the number of shares to be included in each class or series, fix the designation, powers, preferences and rights of the shares of each such class or series and any qualifications, limitations or restrictions thereof. Any preferred stock so issued is senior to other existing classes of common stock with respect to the payment of dividends or amounts upon liquidation or dissolution. As of June 30, 2025 and December 31, 2024, no shares of our preferred stock had been designated any rights and we had no shares of preferred stock issued and outstanding.

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

Dividend policy

Dividends are paid at the discretion of the Board of Directors. There were no dividends declared for the three and six months ended June 30, 2025 and 2024.

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

13. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after June 30, 2025 up through the date the consolidated financial statements were available to be issued. Based upon the evaluation, except as disclosed below or within the footnotes, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements as of and for the year ended June 30, 2025.

As described further in Note 8 – Convertible Notes Payable Net of Debt Discount, the Company entered into the Securities Purchase Agreement with the Arena Investors, which was amended on March 28, 2025 (the “Securities Purchase Agreement Amendment”). preceding the delivery of the applicable Notice of Exercise (as defined in the Warrants).

On July 31, 2025, the Company and the Arena Investors entered into a side letter agreement (the “Side Letter”). Under the Side Letter, the Company and the Arena Investors agreed to enter into the closing of the fourth tranche (the “Fourth Closing”) pursuant to the Securities Purchase Agreement and that the aggregate principal amount of the Fourth Closing would be $833,333. As conditions to the Fourth Closing, the Company further agreed to (i) issue to the Arena Investors an amount of shares of Common Stock (the “Incentive Shares”) equal to an aggregate of $175,000 divided by the lowest daily VWAP of the Common Stock in the five (5) trading Days immediately preceding the date of closing of the fourth tranche (the “Fourth Closing Date”), and (ii) notwithstanding the provisions of Section 2.1(b) of the Securities Purchase Agreement, issue additional Warrants to the Arena Investors pursuant to which the Arena Investors may purchase their pro rata share of an amount of shares of Common Stock equal to 40% of the total aggregate principal amount of the Debentures being issued on the Fourth Closing Date divided by 92.5% of the lowest daily VWAP of the Common Stock during the five (5) consecutive trading days period ended on the last trading day immediately preceding the Fourth Closing Date. The Company also agreed in the Side Letter that it will cause the Incentive Shares to be registered in the same registration statement to be filed to register the shares of Common Stock underlying the Debentures and Warrants. As a further condition to the Fourth Closing, the Company also agreed to allocate the proceeds received in the Fourth Closing according to the terms of the Side Letter.

The Fourth Closing was consummated on July 31, 2025 and the Company issued to the Arena Investors Debentures in an aggregate principal amount of $833,333 (the “Fourth Closing Debentures”). The Fourth Closing Debentures were sold to the Arena Investors for a purchase price of $750,000, representing an original issue discount of ten percent (10%). The Company also issued to the Arena Investors 136,483 Warrants in connection with the Fourth Closing (the “Fourth Closing Warrants’).

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

Retail store revenues are recognized when payment is tendered at the point of sale. Retail store revenues are reported net of sales, use or other transaction taxes that are collected from customers and remitted to taxing authorities. Sales taxes that are payable are recorded as accrued as other current liabilities. Retail store revenue made up more than 95% of the Company’s total revenue for the three months ended June 30, 2025 and 2024.

●	Wholesale and Online Revenue

Wholesale and online revenues are recognized when the products are delivered, and title passes to the customers or to the wholesale distributors. When customers pick up products at the Company’s warehouse, or distributed to the wholesale distributors, the title passes, and revenue is recognized. Wholesale revenues made up less than 5% of the Company’s total revenue for the three months ended June 30, 2025 and 2024.

●	Royalties and Other Fees

Franchise revenues consist of royalty fees and other franchise fees. Royalty fees are based on a percentage of a franchisee’s weekly gross sales revenue at 5%. The Company recognizes the fee as the underlying sales occur. The Company did not have any revenue from royalties or other fees for the three months ended June 30, 2025 and 2024.

Long-lived Assets

In accordance with FASB ASC Topic 360, Property, Plant, and Equipment, the Company reviews for impairment of long-lived assets and certain identifiable intangibles whenever events or circumstances indicate that the carrying amount of assets may not be recoverable. The Company considers the carrying value of assets may not be recoverable based upon our review of the following events or changes in circumstances: the asset’s ability to continue to generate income from operations and positive cash flow in future periods; loss of legal ownership or title to the assets; significant changes in our strategic business objectives and utilization of the asset; or significant negative industry or economic trends. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset are less than its carrying amount. As of June 30, 2025 and December 31, 2025, the Company was not aware of any events or changes in circumstances that would indicate that the long-lived assets are impaired.

Results of Operations

The following tables present selected comparative results of operations from our unaudited financial statements for the three and six months ended June 30, 2025 compared to three and six months ended June 30, 2024. Our financial results for these periods are not necessarily indicative of the financial results that we will achieve in future periods. Certain totals for the table below may not sum to 100% due to rounding.

Six months ended June 30, 2025 compared to Six months ended June 30, 2024

	Six Months Ended June 30,
	2025		2024		Changes
	Amount	%	Amount	%	Amount	%
Net revenues:
Stores	$3,489,102	98.9%	$2,666,206	92.2%	$822,896	30.9%
Wholesale and online	38,951	1.1%	224,757	7.8%	(185,806)	-82.7%
Total net revenues	3,528,053	100.0%	2,890,963	100.0%	637,090	22.0%

Operating costs and expenses:
Product, food and drink costs - stores	1,344,753	38.1%	784,436	27.1%	560,317	71.4%
General and administrative	4,275,397	121.2%	3,733,962	129.2%	541,435	14.5%
Professional fees	1,347,546	38.2%	573,738	19.8%	773,808	134.9%
Stock compensation expense	2,665,485	75.6%	-	0.0%	2,665,485	N/A
Total operating costs and expenses	9,633,181	273.0%	5,092,136	176.1%	4,541,045	89.2%

Loss from operations	(6,105,128)	-173.0%	(2,201,173)	-76.1%	(3,903,955)	177.4%

Other income (expense):
Other income (expense)	164,753	4.7%	36,329	1.3%	128,424	353.5%
Interest expense	(850,710)	-24.1%	(142,312)	-4.9%	(708,398)	497.8%
Gain on sale of property	75,000	2.1%	-	0.0%	75,000	N/A
Gain (loss) on debt extinguishment	(200,333)	-5.7%	-	0.0%	(200,333)	N/A
Derivative Expense	(189,701)	-5.4%	-	0.0%	(189,701)	N/A
Asset impairment loss	(421,969)	-12.0%	-	0.0%	(421,969)	N/A
Total other expense, net	(1,422,960)	-40.3%	(105,983)	-3.7%	(1,316,977)	1242.6%

Loss before income taxes	(7,528,088)	-213.4%	(2,307,156)	-79.8%	(5,220,932)	226.3%

Provision for income taxes	3,108	0.1%	-	0.0%	3,108	N/A
Net loss	$(7,531,196)	-213.5%	$(2,307,156)	-79.8%	(5,224,040)	226.4%

Three months ended June 30, 2025 compared to three months ended June 30, 2024

	Three Months Ended June 30,
	2025		2024		Changes
	Amount	%	Amount	%	Amount	%
Net revenues:
Stores	$1,810,167	98.7%	$1,194,552	87.0%	$615,615	51.5%
Wholesale and online	24,625	1.3%	178,349	13.0%	(153,724)	-86.2%
Total net revenues	1,834,792	100.0%	1,372,901	100.0%	461,891	33.6%

Operating costs and expenses:
Product, food and drink costs - stores	420,389	22.9%	403,066	29.4%	17,323	4.3%
General and administrative	2,459,102	134.0%	1,979,134	144.2%	479,968	24.3%
Professional fees	697,587	38.0%	328,302	23.9%	369,285	112.5%
Stock compensation expense	2,665,485	145.3%	-	0.00%	2,665,485	N/A
Total operating costs and expenses	6,242,563	340.2%	2,710,502	197.4%	3,532,061	130.3%

Loss from operations	(4,407,771)	-240.2%	(1,337,601)	-97.4%	(3,070,170)	229.5%

Other income (expense):
Other income (expense)	80,871	4.4%	28,520	2.1%	52,351	183.6%
Interest expense	(669,555)	-36.5%	(7,531)	-0.5%	(662,024)	8790.7%
Gain on sale of property	75,000	4.1%		0.0%	75,000	N/A
Gain (loss) on debt extinguishment	(200,333)	-10.9%	-	0.0%	(200,333)	N/A
Derivative Expense	206,106	11.2%	-	0.0%	206,106	N/A
Asset impairment loss	(421,969)	-23.0%	-	0.0%	(421,969)	N/A
Total other expense, net	(929,880)	-50.7%	20,989	1.5%	(950,869)	-4530.3%

Loss before income taxes	(5,337,651)	-290.9%	(1,316,612)	-95.9%	(4,021,039)	305.4%

Provision for income taxes	2,401	0.1%	-	0.0%	2,401	N/A
Net loss	$(5,340,052)	-291.0%	$(1,316,612)	-95.9%	(4,023,440)	305.6%

Revenues. Revenues were approximately $3.5 million for the six-month period ended June 30, 2025, compared to $2.7 million for the comparable period in 2024, representing an increase of approximately $0.8 million, or 30.9%. Revenues were approximately $1.8 million for the three-month period ended June 30, 2025, compared to $1.2 million for the comparable period in 2024, representing an increase of approximately $0.6 million, or 51.5%. The increase in sales for the period was primarily driven by the continued focus on marketing efforts to grow brand recognition.

Product, food and drink costs. Product, food and drink costs were approximately $1.3 million for the six-month period ended June 30, 2025 compared to $0.8 million for the comparable period in the prior year, and were approximately $0.4 million for the three-month period ended June 30, 2025 compared to $0.4 million for the comparable period in the prior year

Gross margin. Gross margin was approximately $2.1 million for the six-month period ended June 30, 2025, compared to $1.9 million for the comparable period in 2024, representing an increase of approximately $0.3 million, or 14%. Gross margin was approximately $1.4 million for the three-month period ended June 30, 2025, compared to $0.8 million for the comparable period in 2024, representing an increase of approximately $0.6 million, or 75.6%. The increase in gross margin for the period was primarily driven by increased sales and cost control efforts.

Operating Costs.  General and administrative expenses were approximately $4.3 million for the six-month period ended June 30, 2025 compared to $3.7 million for the comparable period in 2024, representing an increase of approximately $0.5 million which is primarily due to increase in payroll expenses. General and administrative expenses were approximately $2.5 million for the six-month period ended June 30, 2025 compared to $2.0 million for the comparable period in 2024, representing an increase of approximately $0.5 million which is primarily due to increase in payroll expenses. Professional fees were $ 1.4 million for the six months ended June 30, 2025 compared to $0.6 million for the comparable period in 2024. The increase was primarily due to increase in legal and accounting professional fees for various Form S-1 filings during the six months ended June 30, 2025. Stock compensation expense was $2.7 million for the six months and three months ended June 30, 2025 and none in the comparable periods. These stock compensation expenses were primarily for stocks issued for services including various debt and equity offerings.

Liquidity and Capital Resources

We have a history of operating losses and negative cash flow in operating activities. We have incurred recurring net losses, including net losses from operations before income taxes of approximately $7.5 million and $2.3 million for the six months ended June 30, 2025 and 2024, respectively. We used approximately $3.2 million and $2.9 million of cash for operating activities for the six months ended June 30, 2025 and 2024, respectively.

Our cash needs will depend on numerous factors, including our revenues, completion of our product development activities, customer and market acceptance of our product, and our ability to reduce and control costs. We expect to devote substantial capital resources to, among other things, fund operations and continue development plans.

On February 6, 2025, we entered into a securities purchase agreement between us and the purchasers named therein (the “Investors”) pursuant to which we issued a 10% original issue discount secured convertible debentures (“Debentures”) in a principal amount of up to $10,000,000, divided into up to four separate tranches that are each subject to certain closing conditions. The conversion price per share of each Debenture, subject to adjustment as provided therein, is equal to 92.5% of the lowest daily VWAP (as defined in the Debentures) of our common stock during the five trading day period ending on the trading day immediately prior to delivery or deemed delivery of the applicable Conversion Notice (as defined in the Debentures). The Debentures accrue interest at a rate of 10% per annum paid in kind, unless there is an event of default in which case the Debentures will accrue interest at a default rate. Each Debenture shall mature at eighteen (18) months from the date of the first closing. Upon the consummation of the closing of each tranche, we will issued common stock purchase warrants (“Warrants”) to each Investor who participated in such closing. The Warrants will: (i) provide for the purchase by the applicable Investor of a number of shares of common stock equal to 20% of the total principal amount of the related Debenture purchased by the Investor on the applicable closing date divided by 92.5% of the lowest daily VWAP of common stock for the five consecutive trading day period ended on the last trading day immediately preceding such closing date and (ii) be exercisable at an exercise price equal to 92.5% of the average of the lowest daily VWAP of the common stock over the consecutive trading days immediately preceding the delivery of the applicable Notice of Exercise (as defined in the Warrants). As of June 30, 2025, we conducted three closings under the securities purchase agreement, pursuant to which we sold Debentures in the aggregate principal amount of $3,333,333 and 201,282 Warrants to the Investors. On July 31, 2025, we completed a fourth closing under the securities purchase agreement, pursuant to which we sold Debentures in the aggregate principal amount of $833,333 and 136,483 Warrants to the Investors.

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

	Six Months Ended June 30,
	2025	2024
Statement of Cash Flow Data:
Net cash used in operating activities	(3,173,328)	(2,895,711)
Net cash provided by (used in) investing activities	189,501	(641,060)
Net cash provided by (used in) financing activities	2,903,478	3,989,521

Cash Flows Used in Operating Activities

Net cash used in operating activities during the six-month period ended June 30, 2025 was approximately $3.2 million, which resulted from net loss of $7.5 million, non-cash charges of $2.7 million for stock compensation, $0.7 million for debt discount expense, $0.2 million for settlement of debt, $0.2, million for derivative expense, and $0.1 million for depreciation and net cash inflows of approximately $17,000 from changes in operating assets and liabilities.

Cash Flows Provided by (Used in) Investing Activities

Net cash provided by investing activities during the six months ended June 30, 2025 was $0.2 million and net cash used in investing activities during the six months ended June 30, 2024 was $0.6 million. These expenditures in each period are primarily related to purchases of property and equipment in connection with current and future location openings and maintaining our existing locations.

Cash Flows Provide by (Used in) Financing Activities

Net cash provided by financing activities during the six-month period ended June 30, 2025 was $2.9 million, mostly derived from the proceeds from loan payables of $2.8 million.

As of June 30, 2025, we had total assets of approximately $6.4 million. Our cash balance as of June 30, 2025 was approximately $78,000.

Credit Facilities

Economic Injury Disaster Loan

On May 16, 2020, we executed the EIDL Loan from the SBA under its EIDL assistance program in light of the impact of the COVID-19 pandemic on our business. As of June 30, 2025, the loan payable, EIDL Loan noted above is not in default.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2025. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2025, our disclosure controls and procedures were ineffective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified by Securities and Exchange Commission (“SEC”) rules and forms and (b) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding any required disclosure.

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

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our financial statements may not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analyses and procedures in order to conclude that our financial statements for the quarter ended June 30, 2025, included in this Quarterly Report on Form 10-Q were fairly stated in accordance with GAAP. Accordingly, management believes that despite our material weaknesses, our financial statements for the quarter ended June 30, 2025, are fairly stated, in all material respects, in accordance with GAAP.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

In the future, the Company may be subject to various legal proceedings from time to time as part of its business. We are currently not involved in litigation that we believe will have a materially adverse effect on our financial condition or results of operations. As of June 30, 2025, there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self- regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries threatened against or affecting our company, our common stock, any of our subsidiaries or of our company’s or our company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision is expected to have a material adverse effect.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

Item 6. Exhibits.

The following exhibits are included herein or incorporated herein by reference:

3.1	Certificate of Incorporation (Delaware), dated July 27, 2022 (incorporated by reference to Exhibit 3.1 to Amendment No. 5 to our Registration Statement on Form S-1 filed on August 2, 2022)
3.2	Bylaws of Registrant (Delaware) (incorporated by reference to Exhibit 3.2 to Amendment No. 5 to our Registration Statement on Form S-1 filed on August 2, 2022)
3.3	Certificate of Amendment to Certificate of Incorporation filed with the Secretary of State of the State of Delaware on January 12, 2024 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on January 16, 2024)
4.1	Specimen Common Stock Certificate (Delaware) (incorporated by reference to Exhibit 4.1 to Amendment No. 5 to our Registration Statement on Form S-1 filed on August 2, 2022)
4.2	Form of Representative’s Warrant (incorporated by reference to Exhibit 4.5 to Amendment No. 2 to our Registration Statement on Form S-1 filed on April 18, 2022)
4.3	Warrant to Purchase Common Shares issued May 20, 2024, by Reborn Coffee Inc. to EFF HUTTON YA FUND, LP (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on May 23, 2024)
4.4	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on February 12, 2025)
10.1†	Form of Securities Purchase Agreement by and between Reborn Coffee, Inc. and the Arena Investors dated February 6, 2025 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on February 12, 2025)
10.2†	Amendment to Securities Purchase Agreement by and between Reborn Coffee, Inc. and the Arena Investors dated March 28, 2025 (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on March 28, 2025)
10.3	Side Letter by and between Reborn Coffee, Inc. and the Arena Investors dated July 31, 2025 (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on August 1, 2025)
31.1*	Certification of Jay Kim pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Stephan Kim pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Jay Kim pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Stephan Kim pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Jay Kim	Chief Executive Officer	August 14, 2025
Jay Kim	(Principal Executive Officer)

/s/ Stephan Kim	Chief Financial Officer
Stephan Kim	(Principal Financial and Accounting Officer)	August 14, 2025