Form 10-Q
period 2025-09-30
Reborn Coffee, Inc.
filed 2025-11-19
CIK 1707910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

The registrant has 5,976,322 shares of common stock outstanding as of November 19, 2025.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements.

Reborn Coffee, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2025	2024

ASSETS
Current assets:
Cash and cash equivalents	$44,045	$158,215
Accounts receivable, net	147,459	67,309
Inventory, net	200,662	169,615
Prepaid expenses and other current assets	274,950	467,613
Total current assets	667,116	862,752
Property and equipment, net	3,443,352	4,080,004
Operating lease right-of-use asset	1,894,592	2,653,179
Other assets	193,188	193,188
Total assets	$6,198,248	$7,789,123

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$895,738	$558,444
Accrued expenses and current liabilities	535,142	774,826
Deferred revenue	70,000	-
Loans payable to financial institutions, current	132,164	111,300
Loans payable to others	449,027	427,073
Convertible debt, net of debt discount of $2,913,579	1,253,086	-
Derivative liability	3,768,692	-
Loan payable, emergency injury disaster loan, current	30,060	30,060
Loan payable, payroll protection program, current	26,307	37,494
Operating lease liabilities, current	794,492	844,177
Total current liabilities	7,954,708	2,783,374
Loan payable, emergency injury disaster loan, net of current	469,940	469,940
Loan payable, payroll protection program, net of current	25,718	26,307
Operating lease liabilities, net of current	1,169,777	1,906,760
Total liabilities	9,620,143	5,186,381

Commitments and Contingencies (Note 11)

Stockholders' equity
Common Stock, $0.0001 par value, 40,000,000 shares authorized; 5,927,830 and 4,274,508 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	594	428
Common stock issuable, $0.0001 par value, 420,000 shares issuable	1,460,000	1,470,000
Preferred Stock, $0.0001 par value, 1,000,000 shares authorized; no shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	-	-
Additional paid-in capital	27,589,871	22,674,095
Accumulated deficit	(32,543,761)	(21,562,872)
Accumulated other comprehensive income	71,401	21,091
Total stockholders' equity (deficit)	(3,421,895)	2,602,742

Total liabilities and stockholders' equity	$6,198,248	$7,789,123

See accompanying notes to unaudited condensed consolidated financial statements.

Reborn Coffee, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net revenues:
Stores	$1,126,751	$1,118,522	$4,615,853	$3,784,728
Wholesale and online	129,858	140,407	168,809	365,164
License	100,000	-	100,000	-
Total net revenues	1,356,609	1,258,929	4,884,662	4,149,892

Operating costs and expenses:
Product, food and drink costs - stores, wholesale and online	647,152	447,270	1,991,905	1,231,706
General and administrative	2,231,477	1,344,355	6,506,874	5,078,317
Professional fees	195,767	192,002	1,543,313	765,740
Stock compensation expense	1,330,124	-	3,995,609	-
Total operating costs and expenses	4,404,520	1,983,627	14,037,701	7,075,763

Loss from operations	(3,047,911)	(724,698)	(9,153,039)	(2,925,871)

Other income (expense):
Other income	6,695	13,265	171,448	49,594
Interest expense including amortization of debt discount	(566,979)	(7,515)	(1,417,689)	(149,827)
Gain on sale of property	-	-	75,000	-
Loss on debt extinguishment	-	-	(200,333)	-
Changes in fair value of derivative liability	171,008	-	(18,693)	-
Asset impairment loss	(12,506)	-	(434,475)	-
Total other expense, net	(401,782)	5,750	(1,824,742)	(100,233)

Loss before income taxes	(3,449,693)	(718,948)	(10,977,781)	(3,026,104)

Provision for income taxes	-	800	3,108	800

Net loss	$(3,449,693)	$(719,748)	$(10,980,889)	$(3,026,904)

Loss per share:
Basic and diluted	$(0.68)	$(0.30)	$(2.16)	$(1.40)

Weighted average number of common shares outstanding:
Basic and diluted	5,068,011	2,420,628	5,072,807	2,165,841

See accompanying notes to unaudited condensed consolidated financial statements.

Reborn Coffee, Inc. and Subsidiaries

Unaudited Condensed Consolidated Stockholders’ Equity (Deficit)

									Accumulated	Total
			Common Stock				Additional		Other	Shareholders'
	Common Stock		Issuable		Preferred Stock		Paid-in	Accumulated	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (loss)	(Deficit)

Balance as of December 31, 2024	4,274,508	$428	294,000	$1,470,000	-	$-	$22,674,095	$(21,562,872)	$21,091	$2,602,742

Net loss	-	-	-	-	-	-	-	(2,191,144)	-	(2,191,144)

Foreign currency translation	-	-			-	-	-	-	3,984	3,984

Balance as of March 31, 2025	4,274,508	$428	294,000	$1,470,000	-	$-	$22,674,095	$(23,754,016)	$25,075	$415,582

Stock compensation expense	847,436	85	-	-	-	-	2,665,400	-	-	2,665,485

Common shares issued from shares issuable	165,185	17	(64,000)	(320,000)	-	-	520,316	-	-	200,333

Issuances of common shares	100,000	10	-	-	-	-	99,990	-	-	100,000

Net loss	-	-	-	-	-	-	-	(5,340,052)	-	(5,340,052)

Foreign currency translation	-	-	-	-	-	-	-	-	53,630	53,630

Balance as of June 30, 2025	5,387,129	$540	230,000	$1,150,000	-	$-	$25,959,801	$(29,094,068)	$78,705	$(1,905,022)

Stock compensation expense	540,701	54	-	-	-	-	1,330,070	-	-	1,330,124

Common stock issuable for amount received	-	-	250,000	610,000	-	-	-	-	-	610,000

Common shares issued from shares issuable	-	-	(60,000)	(300,000)	-	-	300,000	-	-	-

Net loss	-	-	-	-	-	-	-	(3,449,693)	-	(3,449,693)

Foreign currency translation	-	-	-	-	-	-	-	-	(7,304)	(7,304)

Balance as of September 30, 2025	5,927,830	$594	420,000	$1,460,000	-	$-	$27,589,871	$(32,543,761)	$71,401	$(3,421,895)

									Accumulated	Total
			Common Stock				Additional		Other	Shareholders'
	Common Stock		Issuable		Preferred Stock		Paid-in	Accumulated	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (loss)	(Deficit)

Balance as of December 31, 2023	1,866,174	$187	-	$-	-	$-	$17,603,143	$(16,756,924)	$-	$846,406

Net loss	-	-	-	-	-	-	-	(990,544)	-	(990,544)
Common stock issued	983,497	98	-	-	-	-	2,699,902	-	-	2,700,000
Foreign currency translation	-	-	-	-	-	-	-	-	15,484	15,484

Balance as of March 31, 2024	2,849,671	$285	-	$-	-	$-	$20,303,045	$(17,747,468)	$15,484	$2,571,346

Net loss	-	-	-	-	-	-	-	(1,316,612)	-	(1,316,612)
Common stock issued	385,985	39	-	-	-	-	1,299,961	-	-	1,300,000
Foreign currency translation	-	-	-	-	-	-	-	-	(12,046)	(12,046)

Balance as of June 30, 2024	3,235,656	$324	-	$-	-	$-	$21,603,006	$(19,064,080)	$3,438	$2,542,688

Net loss	-	-	-	-	-	-	-	(719,748)	-	(719,748)
Common stock issued	100,000	10	-	-	-	-	879,969	-	-	879,979
Foreign currency translation	-	-	-	-	-	-	-	-	(36,655)	(36,655)

Balance as of September 30, 2024	3,335,656	$334	-	$-	-	$-	$22,482,975	$(19,783,828)	$(33,217)	$2,666,264

See accompanying notes to unaudited condensed consolidated financial statements.

Reborn Coffee, Inc. and Subsidiaries

Unaudited Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,
	2025	2024
Cash flows from operating activities:
Net loss	(10,980,889)	(3,026,904)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation expense	3,995,609	-
Settlement of debt	200,333	-
Interest expense - amortization of debt discount	1,253,086	-
Noncash operating lease	(28,081)	10,192
Changes in fair value of derivative liability	18,693	-
Asset impairment loss	434,475
Depreciation	215,522	184,554
Changes in operating assets and liabilities:
Increase in accounts receivable	(80,150)	(19,871)
Increase in inventory	(31,047)	(66,543)
Decrease (increase) in prepaid expense and other assets	192,663	(478,098)
Increase (decrease) in accounts payable	184,758	(137,277)
Increase (decrease) in accrued liabilities, net	(239,684)	214,277
Increase in deferred revenue	70,000	-
Net cash used in operating activities	(4,794,712)	(3,319,670)

Cash flows from investing activities:
Acquisition of property and equipment	(85,499)	(641,059)
Proceeds from sale of assets	275,000	-
Net cash provided by (used in) investing activities	189,501	(641,059)

Cash flows from financing activities:
Proceeds from issuance of common stock	100,000	4,879,979
Proceeds from common stock issuable	610,000
Net borrowings from loan payable to financial institutions	20,864	(1,029,147)
Net borrowings on loan payable to others	21,954	186,786
Repayment of borrowings from shareholder	-	(100,000)
Net borrowings from convertible notes payable	3,749,999	-
Repayment of loan payable, PPP	(11,776)	(35,327)
Net cash provided by financing activities	4,491,041	3,902,291

Net increase (decrease) in cash and cash equivalents	(114,170)	(58,438)

Cash and cash equivalents at beginning of period	158,215	164,301

Cash and cash equivalents at end of period	$44,045	$105,863

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$150,710	$134,781

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

Going Concern Matters

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplates the Company’s continuation as a going concern. The Company incurred a net loss of $10,980,889 during the nine months ended September 30, 2025, and has an accumulated deficit of $32,543,761 as of September 30, 2025.

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

Due to uncertainties related to these matters, there exists substantial doubt about the ability of the Company to continue as a going concern. The accompanying interim unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

Bassi of Presentation

The accompanying interim unaudited condensed consolidated financial statements (“Unaudited Interim Financial Statements”) of the Company and its 100%-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q and Regulation S-X. Accordingly, these Unaudited Interim Financial Statements do not include all of the information and notes required by GAAP for complete financial statements. These Unaudited Interim Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2024 included in the Company’s Form 10-K. In the opinion of management, the Unaudited Interim Financial Statements included herein contain all adjustments, including normal recurring adjustments, considered necessary to present fairly the Company’s financial position, the results of operations and cash flows for the periods presented.

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

Segment Reporting

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting, requires public companies to report financial and descriptive information about their reportable operating segments. The Company’s management identifies operating segments based on how the Company’s management internally evaluate separate financial information, business activities and management responsibility. As of the reporting date, the Company has only one reportable segment, consisting of both the wholesale and retail sales of coffee, water, and other beverages. The Company’s franchisor subsidiary was not material as of and for the nine-month period ended September 30, 2025 and 2024.

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

●	License Revenue

License revenues consist of territory license fees. The Company recognizes the fees over a term of ten years. The Company recorded revenue of $100,000 for each of the three and nine months ended September 30, 2025 and $0 for each of the prior comparable periods. The Company recorded $70,000 deferred revenue as of September 30, 2025 which represents the cash received in advance of revenue being recognized.

Product, Food and Drink Costs – Stores, Wholesales and Online

Product, food and drink costs – stores, wholesale and online primarily include the costs of ingredients of food and beverage sold and related supplies used in customer service.  The wholesale and online sales also include costs of packaging and shipping.

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

Accounts Receivable, Net

Accounts receivables are stated net of allowance for doubtful accounts. The allowance for doubtful accounts is determined primarily on the basis of past collection experience and general economic conditions. The Company determines terms and conditions for its customers based on volume transacted by the customer, customer creditworthiness and past transaction history. At September 30, 2025 and December 31, 2024, allowance for doubtful accounts were zero, respectively. The Company does not have any off-balance sheet exposure related to its customers.

Inventory

Inventory consisted primarily of coffee beans, drink products, and supplies which is recorded at lower of cost or at net realizable value.

Property and Equipment, Net

Property and equipment are recorded at cost, less accumulated depreciation and amortization. Maintenance and repairs are charged to expense as incurred. Depreciation and amortization are provided using both the straight-line and declining balance methods over the following estimated useful lives:

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

Operating Leases

The Company accounts for its leases under ASC Topic 842, Leases. The Company determine if an arrangement is or contains a lease at inception. The Company’s operating leases with a term greater than one year are included in operating lease right-of-use (“ROU”) assets, operating lease liabilities, current and operating lease liabilities, net of current in the unaudited condensed consolidated balance sheets. ROU assets represent the Company’s right to use an underlying asset during the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the lease commencement date, based on the present value of lease payments over the lease term. In determining the net present value of lease payments, the Company uses its incremental borrowing rate which represents an estimated rate of interest that the Company would have to pay to borrow equivalent funds on a collateralized basis at the lease commencement date. Operating lease expense is recognized on a straight-line basis over the expected lease term.

Net Loss Per Share

Basic net loss per share are computed by dividing net loss available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed similar to basic net loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. In periods where losses are reported, the weighted-average number of common stock outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

The Company did not have any dilutive, or potentially dilutive, shares outstanding for the nine months ended September 30, 2025 and 2024.

Long-lived Assets

In accordance with ASC Topic 360, Property, Plant, and Equipment, the Company reviews for impairment of long-lived assets and certain identifiable intangibles whenever events or circumstances indicate that the carrying amount of assets may not be recoverable. The Company considers the carrying value of assets may not be recoverable based upon our review of the following events or changes in circumstances: the asset’s ability to continue to generate income from operations and positive cash flow in future periods; loss of legal ownership or title to the assets; significant changes in our strategic business objectives and utilization of the asset; or significant negative industry or economic trends. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset are less than its carrying amount. As of September 30, 2025 and December 31, 2024, the Company was not aware of any events or changes in circumstances that would indicate that the long-lived assets are impaired.

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

As of September 30, 2025 and December 31, 2024, the Company believes that the carrying value of accounts receivable, accounts payable, accrued expenses, and other current assets and liabilities approximate fair value due to the short maturity of theses financial instruments. The financial statements do not include any financial instruments at fair value on a recurring or non-recurring basis.

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consisted of taxes currently due and deferred taxes. Deferred taxes are recognized for the differences between the basis of assets and liabilities for financial statement and income tax purposes.

The Company follows ASC Topic 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates, applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. ASC 740-10-25 provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax position. The Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company did not recognize additional liabilities for uncertain tax positions pursuant to ASC 740 for the three months ended September 30, 2025 and 2024.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are accounts receivable arising from its normal business activities. The Company performs ongoing credit evaluations to its customers and establishes allowances when appropriate.

The Company purchases from various vendors for its operations. For the three and nine months ended September 30, 2025 and 2024, no purchases from any vendors accounted for a significant amount of the Company’s bean coffee purchases.

Related Parties

The Company follows ASC Topic 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions. Related parties are any entities or individuals that, through employment, ownership, or other means, possess the ability to direct or cause the direction of management and policies of the Company.

Recent Accounting Pronouncement

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial statements.

3. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30,	December 31,
	2025	2024

Furniture and equipment	$1,409,705	$1,365,937
Leasehold improvement	652,532	632,516
Store	2,529,531	2,991,571
Store construction	379,356	487,729
Vehicle	103,645	103,645

Total property and equipment	5,074,769	5,581,398
Less accumulated depreciation	(1,631,417)	(1,501,394)

Total property and equipment, net	$3,443,352	$4,080,004

Depreciation expense on property and equipment amounted to approximately $216,000 and $185,000 for the nine months ended September 30, 2025 and 2024, respectively, and $71,000 and $12,000 for the three-month periods ended September 30, 2025 and 2024, respectively.

4. LOANS PAYABLE TO FINANCIAL INSTITUTIONS

Loans payable to financial institutions consisted of the following:

As of	September 30, 2025	December 31, 2024

Loan agreements with principal amount of $960,777 and repayment rate of 14.75% to 20.0%. The loans payable mature on various dates in 2025	$132,164	$111,300

5. LOAN PAYABLE TO OTHER

Loans payable to others consisted of the following:

	September 30, 2025	December 31, 2024

June 2023 – Loan agreements with principal amount of $500,000 and repayment rate of 12.0% per annum. The loans payable mature on various dates in 2025	$224,027	$234,509
April 2024 ($275,000) - Loan amount of $275,000 with total payback of $365,750 with monthly payment of $9,144 until fully paid	-	63,998
November 2024 ($140,000) - Loan amount of $140,000 with total payback of $175,932 with monthly payment of $6,767 until fully paid	-	128,566
April 2025 ($125,000) – Loan amount of $125,000 with no interest and due upon demand	125,000	-
August 2025 ($100,000) – Loan amount of $100,000 with no interest and due upon demand	100,000	-

Total loan payable to others	$449,027	$427,073

6. LOAN PAYABLE, EMERGENCY INJURY DISASTER LOAN (EIDL)

Loans payable, Emergency Injury Disaster Loan (EIDL) consisted of the following:

As of	September 30, 2025	December 31, 2024

May 16, 2020 ($150,000) - Loan agreement with principal amount of $150,00 with an interest rate of 3.75% and maturity date on May 16, 2050	$150,000	$150,000
June 28, 2021 ($350,000) – Loan agreement with principal amount of $350,000 with an interest rate of 3.75% and maturity date on May 18, 2050	350,000	350,000
Total long-term loan payable, emergency injury disaster loan (EIDL)	500,000	500,000
Less - current portion	(30,060)	(30,060)
Total loan payable, emergency injury disaster loan (EIDL), less current portion	$469,940	$469,940

The following table provides future minimum payments:

For the years ended December 31,	Amount
2025	$30,060
2026	30,060
2027	30,060
2028	30,060
2029	30,060
Thereafter	349,700
Total	$500,000

May 16, 2020 – $150,000

On May 16, 2020, the Company executed the standard loan documents required for securing a loan (the “EIDL Loan”) from the SBA under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the Company’s business. As of September 30, 2025, the loan payable, Emergency Injury Disaster Loan noted above is not in default.

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

June 28, 2021 – $350,000

On June 28, 2021, the Company executed the standard loan documents required for securing a loan (the “EIDL Loan”) from the SBA under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the Company’s business. As of September 30, 2025, the loan payable, Emergency Injury Disaster Loan noted above is not in default.

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

7. LOAN PAYABLE, PAYROLL PROTECTION LOAN PROGRAM (PPP)

Loans payable, Payroll Protection Loan Program (PPP) consisted of the following:

As of	September 30, 2025	December 31, 2024

Loan payable from Payroll protection program (PPP)	$52,025	$63,801
Less - current portion	(26,307)	(37,494)

Total loan payable, payroll protection program (PPP), less current portion	$25,718	$26,307

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

8. CONVERTIBLE NOTES PAYABLE NET OF DEBT DISCOUNT

Convertible Notes Payable consisted of the following:

	September 30,	December 31,
	2025	2024

Tranche 1: February 10 2025	$555,555	-
Tranche 2: February 27 2025	1,111,111	-
Tranche 3: March 28 2025	1,666,666	-
Tranche 4: August 1, 2025	833,333
Total Convertible Debt	4,166,665	-
Less: Debt Discount	(2,913,579)	-
Total Convertible Notes Payable	$1,253,086	-

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

The Company conducted four closings in February 2025, March 2025, and August 2025 and the Company issued to the Arena Investors Debentures in an aggregate principal amount of $3,750,000. The Debentures were sold to the Arena Investors for a purchase price of $4,166,665, representing an original issue discount of ten percent (10%) and professional fees. The Company also issued to the Arena Investors 1,041,667 Warrants in connection with the Debentures.

During the initial recognition company has calculated fair value of Derivative Liability on Convertible Debt and Warrants and recorded the difference as Debt Discount subject to maximum of Notes Payable amount. Debt discount will be amortized over the term of the note.

9. DERIVATIVE LIABILITY

Derivative Liability consisted of the following:

	September 30,	December 31,
	2025	2024

Initial Recognition on Convertible Debt	$5,764,390	-
Add/Less: Change during the period	(1,995,698)
Total Derivative Liability	$3,768,692	-

The Company analyzed the conversion feature of the Debentures for derivative accounting consideration under ASC 815 Derivatives and Hedging and determined that the embedded conversion feature should be classified as a liability due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion features. ASC 815 requires that the conversion features are bifurcated and separately accounted for as an embedded derivative contained in the Company’s convertible debt. The embedded derivative is carried on the balance sheet at fair value. Any unrealized change in fair value, as determined at each measurement period, is recorded as a component of the income statement and the associated carrying amount on the balance sheet is adjusted by the change.

As of September 31, 2025, the Company’s conversion features of the Debentures were treated as derivative liability and changes in the fair value were recognized in earnings. The Company estimated the fair value of conversion feature of the Debentures using Black-Scholes and the following assumptions:

Schedule of Derivative liability
Risk Free Interest Rate	4.25%
Expected Term	1.5 years
Expected Volatility	165.98%
Expected Dividends	None

Expected volatility was based primarily on historical volatility. Historical volatility was computed using daily pricing observations for recent periods. The Company believes this method produced an estimate that was representative of the Company’s expectations of future volatility over the expected term of the Debentures. The Company had no reason to believe future volatility over the expected remaining life of these warrants was likely to differ materially from historical volatility. The expected life was based on the remaining contractual term of the warrants. The risk-free rate was based on the U.S. Treasury rate that corresponded to the expected term of the warrants.

The derivative liability of $3,768,692 was recognized by the Company as on issuance on note payable. The derivative liability was further revalued as of September 30, 2025 and the Company recorded $18,693 as the changes in fair value of derivative liability for the nine months ended September 30, 2025.

10. INCOME TAX

Total income tax (benefit) expense consists of the following:

For the Three Months Ended September 30,	2025	2024

Current provision (benefit):
Federal	$-	$-
State	3,108	-
Total current provision (benefit)	3,108	-

Deferred provision (benefit):
Federal	-	-
State	-	-
Total deferred provision (benefit)	-	-

Total tax provision (benefit)	$3,108	$-

A reconciliation of the Company’s effective tax rate to the statutory federal rate for the nine months ended September 30, 2025 and 2024 is as follows:

Description	September 30, 2025	September 30, 2024

Statutory federal rate	21.00%	21.00 ]%
State income taxes net of federal income tax benefit and others	6.98%	6.98%
Permanent differences for tax purposes and others	0.00%	0.00%
Change in valuation allowance	-27.98%	-27.98%
Effective tax rate	0.00%	0.00%

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

Deferred income taxes reflect the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred tax assets and liabilities are as follows:

Deferred tax assets	September 30, 2025	December 31, 2024

Deferred tax assets:
Net operating loss	$18,542,773	$9,461,884
Other temporary differences		-

Total deferred tax assets	18,542,773	9,461,884
Less - valuation allowance	(18,542,773)	(9,461,884)

Total deferred tax assets, net of valuation allowance	$-	$-

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

The Company files income tax returns in the U.S. federal jurisdiction and California and is subject to income tax examinations by federal tax authorities for tax year ended 2018 and later and subject to California authorities for tax year ended 2017 and later. The Company currently is not under examination by any tax authority. The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of September 30, 2025 and December 31, 2024, the Company has no accrued interest or penalties related to uncertain tax positions.

As of September 30, 2025, the Company had cumulative net operating loss carryforwards for federal tax purposes of approximately $18.5 million. In addition, the Company had state tax net operating loss carryforwards of approximately $18.5 million. The carryforwards may be applied against future taxable income and expires at various dates subject to certain limitations.

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

In accordance with ASC 842, the components of lease expense were as follows:

For the nine months ended September 30,	2025	2024
Operating lease expense	$765,977	$1,161,127
Total lease expense	$765,977	$1,161,127

In accordance with ASC 842, other information related to leases was as follows:

For the nine months ended September 30,	2025	2024
Operating cash flows from operating leases	$653,135	$1,169,606
Cash paid for amounts included in the measurement of lease liabilities	$653,135	$1,169,606

In accordance with ASC 842, maturities of operating lease liabilities as of September 30, 2025 were as follows:

Operating
Year ending:	Lease
2025 (remaining three months)	$261,923
2026	848,085
2027	377,047
2028	180,246
2029	172,574
Thereafter	800,133
Total undiscounted cash flows	$2,640,007

Reconciliation of lease liabilities:
Weighted-average remaining lease terms	4.5 years
Weighted-average discount rate	9.8%
Present values	$1,964,269

Lease liabilities—current	794,492
Lease liabilities—long-term	1,169,777
Lease liabilities—total	$1,964,269

Difference between undiscounted and discounted cash flows	$675,738

Contingencies

The Company is subject to various legal proceedings from time to time as part of its business. As of September 30, 2025, the Company was not currently party to any legal proceedings or threatened legal proceedings, the adverse outcome of which, individually or in the aggregate, it believes would have a material adverse effect on its business, financial condition, and results of operations.

12. SHAREHOLDERS’ EQUITY

Common Stock

The Company has authorization to issue and have outstanding at any one time 40,000,000 share of common stock with a par value of $0.0001 per share. The shareholders of common stock are entitled to one vote per share and dividends declared by the Company’s Board of Directors.

Preferred Stock

The Company has authorization to issue and have outstanding at any one time 1,000,000 share of preferred stock with a par value of $0.0001 per share, in one or more classes or series within a class as may be determined by our board of directors, who establish, from time to time, the number of shares to be included in each class or series, fix the designation, powers, preferences and rights of the shares of each such class or series and any qualifications, limitations or restrictions thereof. Any preferred stock so issued is senior to other existing classes of common stock with respect to the payment of dividends or amounts upon liquidation or dissolution. As of September 30, 2025 and December 31, 2024, no shares of our preferred stock had been designated any rights and we had no shares of preferred stock issued and outstanding.

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

Dividend policy

Dividends are paid at the discretion of the Board of Directors. There were no dividends declared for the three months ended September 30, 2025 and 2024.

13. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after September 30, 2025 up through the date the consolidated financial statements were available to be issued. Based upon the evaluation, except as disclosed below or within the footnotes, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements as of and for the year ended September 30, 2025 other than the following:

October 20, 2025 (Common Stock Subscription) – On October 20, 2025, the Company entered into a Securities Subscription Agreement whereby an accredited investor subscribed to purchase 1,500,000 shares the Company’s common stock for $3,000,000 at $2.00 per share. The investor made payments, in accordance with the subscription agreement, as follows: $1,000,000 on October 20, 2025, $1,000,000 on October 30, 2025, and $1,000,000 on November 14, 2025.

November 14, 2025 (Common Stock Subscription) – On November 14, 2025, the Company entered into a Securities Subscription Agreement whereby an accredited investor subscribed to purchase 1,100,000 shares of the Company’s common stock for $2,000,000 at $1.818 per share. The investor is required to make payments, in accordance with the subscription agreement, as follows: $250,000 on November 20, 2025, $750,000 on December 20, 2025, and $1,000,000 on January 20, 2026.

November 14, 2025 (Common Stock Subscription) – On November 14, 2025, the Company entered into a Securities Subscription Agreement whereby an accredited investor subscribed to purchase 1,000,000 shares of the Company’s common stock for $2,000,000 at $2.00 per share. The investor is required to make payments, in accordance with the subscription agreement, as follows: $250,000 on November 15, 2025, $250,000 on December 15, 2025, $250,000 on January 15, 2026, $250,000 on February 15, 2026, $250,000 on March 15, 2026, and $750,000 on April 15, 2026.

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

Currently, we have the following 12 retail coffee locations:

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

Retail store revenues are recognized when payment is tendered at the point of sale. Retail store revenues are reported net of sales, use or other transaction taxes that are collected from customers and remitted to taxing authorities. Sales taxes that are payable are recorded as accrued as other current liabilities. Retail store revenue makes up approximately 94.5% of the Company’s total revenue for the nine months ended September 30, 2025.

●	Wholesale and Online Revenue

Wholesale and online revenues are recognized when the products are delivered, and title passes to the customers or to the wholesale distributors. When customers pick up products at the Company’s warehouse, or distributed to the wholesale distributors, the title passes, and revenue is recognized. Wholesale revenues make up approximately 3.5% of the Company’s total revenue for the nine months ended September 30, 2025.

●	License Revenue

License revenue relates to the fees earned from granting licenses to third parties to operate the Company’s branded locations. License revenue is recognized in accordance with the terms of the respective licensing agreements. The Company recognized $100,000 of licensing revenue for the nine months ended September 30, 2025. License revenue makes up approximately 2.0% of the Company’s total revenue for the nine months ended September 30, 2025.

Long-lived Assets

In accordance with FASB ASC Topic 360, Property, Plant, and Equipment, the Company reviews for impairment of long-lived assets and certain identifiable intangibles whenever events or circumstances indicate that the carrying amount of assets may not be recoverable. The Company considers the carrying value of assets may not be recoverable based upon our review of the following events or changes in circumstances: the asset’s ability to continue to generate income from operations and positive cash flow in future periods; loss of legal ownership or title to the assets; significant changes in our strategic business objectives and utilization of the asset; or significant negative industry or economic trends. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset are less than its carrying amount. As of September 30, 2025 and December 31, 2025, the Company was not aware of any events or changes in circumstances that would indicate that the long-lived assets are impaired.

Results of Operations

Three and nine months ended September 30, 2025 compared to three and nine months ended September 30, 2024

The following table presents selected comparative results of operations from our unaudited financial statements for the three and nine months ended September 30, 2025 compared to three and nine months ended September 30, 2024. Our financial results for these periods are not necessarily indicative of the financial results that we will achieve in future periods. Certain totals for the table below may not sum to 100% due to rounding.

	Three Months Ended September 30,
	2025		2024		Changes
	Amount	%	Amount	%	Amount	%
Net revenues:
Stores	$1,126,751	83.1%	$1,118,522	88.8%	$8,229	0.7%
Wholesale and online	129,858	9.6%	140,407	11.2%	(10,549)	-7.5%
License income	100,000	7.4%	-	0.0%	100,000	n/a
Total net revenues	1,356,609	100.0%	1,258,929	100.0%	97,680	7.8%

Operating costs and expenses:
Product, food and drink costs – stores, wholesale and online	647,152	47.7%	447,270	35.5%	199,882	44.7%
General and administrative	2,231,477	164.5%	1,344,355	106.8%	887,122	66.0%
Professional fees	195,767	14.4%	192,002	15.3%	3,765	2.0%
Stock compensation expense	1,330,124	98.0%	-	0.0%	1,330,124	n/a
Total operating costs and expenses	4,404,520	324.7%	1,983,627	157.6%	2,420,893	122.0%

Loss from operations	(3,047,911)	-224.7%	(724,698)	-57.6%	(2,323,213)	320.6%

Other income (expense):
Other income (expense)	6,695	0.5%	13,265	1.1%	(6,570)	-49.5%
Interest expense including amortization of debt discount	(566,979)	-41.8%	(7,515)	-0.6%	(559,464)	7444.6%
Change in fair value of derivative liability	171,008	12.6%	-	0.0%	171,008	n/a
Asset impairment loss	(12,506)	-0.9%	-	0.0%	(12,506)	n/a
Total other expense, net	(401,782)	-29.6%	5,750	0.5%	(407,532)	-7087.5%

Loss before income taxes	(3,449,693)	-254.3%	(718,948)	-57.1%	(2,730,745)	379.8%

Provision for income taxes	-	0.0%	800	0.1%	(800)	n/a

Net loss	$(3,449,693)	-254.3%	$(719,748)	-57.2%	(2,729,945)	379.3%

Revenues. Revenues were approximately $1.4 million for the three-month period ended September 30, 2025, compared to $1.3 million for the comparable period in 2024, representing an increase of approximately $0.1 million, or 7.8%. The increase in sales for the period was primarily driven by the licensing revenue.

Product, food and drink costs – stores, wholesale and online. Product, food and drink costs were approximately $647 thousand for the three-month period ended September 30, 2025 compared to $447 thousand for the comparable period in the prior year, representing an increase of approximately $200 thousand, or 44.7%.

Gross margin. Gross margin was approximately $709 thousand for the three-month period ended September 30, 2025, compared to $812 thousand for the comparable period in 2024, representing an decrease of approximately $103 thousand, or 12.7%. The decrease in gross margin for the period was primarily driven by increase of the product costs.

General and administrative expenses. General and administrative expenses were approximately $2.2 million for the three-month period ended September 30, 2025 compared to $1.3 million for the comparable period in 2024, representing an increase of approximately $0.8 million, or 66.0%. This increase in general and administrative expenses compared to the comparable period in the prior year was primarily due to legal and professional fees.

Other Income (Expenses). Other expenses were approximately $402 thousand for the three-month period ended September 30, 2025 compared to other income of approximately $6 thousand for the comparable period in 2024, representing an increase of expenses approximately $408 thousand, or 7,087.5%. This increase in other expenses compared to the comparable period in the prior year was primarily due to interest expense including amortization of debt discount.

	Nine Months Ended September 30,
	2025		2024		Changes
	Amount	%	Amount	%	Amount	%
Net revenues:
Stores	$4,615,853	94.5%	$3,784,728	91.2%	$831,125	22.0%
Wholesale and online	168,809	3.5%	365,164	8.8%	(196,355)	-53.8%
License income	100,000	2.0%	-	0.0%	100,000	n/a
Total net revenues	4,884,662	100.0%	4,149,892	100.0%	734,770	17.7%

Operating costs and expenses:
Product, food and drink costs - stores	1,991,905	40.8%	1,231,706	29.7%	760,199	61.7%
General and administrative	6,506,874	133.2%	5,078,317	122.4%	1,428,557	28.1%
Professional fees	1,543,313	31.6%	765,740	18.5%	777,573	101.5%
Stock compensation expense	3,995,609	81.8%	-	0.0%	3,995,609	n/a
Total operating costs and expenses	14,037,701	287.4%	7,075,763	170.5%	6,961,938	98.4%

Loss from operations	(9,153,039)	-187.4%	(2,925,871)	-70.5%	(6,227,168)	212.8%

Other income (expense):
Other income (expense)	171,448	2.5%	49,594	1.2%	121,854	245.7%
Interest expense including amortization of debt discount	(1,417,689)	-20.9%	(149,827)	-3.6%	(1,267,862)	846.2%
Gain on sale of property	75,000	1.1%	-	0.0%	75,000	n/a
Gain (loss) on debt extinguishment	(200,333)	-4.1%	-	0.0%	(200,333)	n/a
Derivative Expense	(18,693)	-0.4%	-	0.0%	(18,693)	n/a
Asset impairment loss	(434,475)	-8.9%	-	0.0%	(434,475)	n/a
Total other expense, net	(1,824,742)	-37.4%	(100,233)	-2.4%	(1,724,509)	1720.5%

Loss before income taxes	(10,977,781)	-224.7%	(3,026,104)	-72.9%	(7,951,677)	262.8%

Provision for income taxes	3,108	0.1%	800	0.0%	2,308	n/a

Net loss	$(10,980,889)	-224.8%	$(3,026,904)	-72.9%	(7,953,985)	262.8%

Revenues. Revenues were approximately $4.9 million for the nine-month period ended September 30, 2025, compared to $4.1 million for the comparable period in 2024, representing an increase of approximately $735 thousand, or 17.7%. The increase in sales for the period was primarily driven by license income,

Product, food and drink costs. Product, food and drink costs were approximately $2.0 million for the nine-month period ended September 30, 2025 compared to $1.2 million for the comparable period in the prior year, representing an increase of approximately $0.8 million, or 61.7%.

Gross margin. Gross margin was approximately $2.9 million for the nine-month period ended September 30, 2025, compared to $2.9 million for the comparable period in 2024, representing an decrease of approximately $25 thousand, or 0.9%. The decrease in gross margin for the period was primarily driven by increase of the product costs.

General and administrative expenses. General and administrative expenses were approximately $6.5 million for the nine-month period ended September 30, 2025 compared to $5.1 million for the comparable period in 2024, representing an increase of approximately $1.4 million, or 28.1%. This increase in general and administrative expenses compared to the comparable period in the prior year was primarily due to legal and professional fees.

Other Income (Expenses). Other expenses were approximately $1.8 million for the nine-month period ended September 30, 2025 compared to $100,000 for the comparable period in 2024, representing an increase of approximately $1.7 million, or 1,720.5%. This increase in other expenses compared to the comparable period in the prior year was primarily due to legal and professional expenses.

Liquidity and Capital Resources

We have a history of operating losses and negative cash flow in operating activities. We have incurred recurring net losses, including net losses from operations before income taxes of approximately $11.0 million and $3.0 million for the nine months ended September 30, 2025 and 2024, respectively. We used approximately $4.8 million and $3.3 million of cash for operating activities for the nine months ended September 30, 2025 and 2024, respectively.

Our cash needs will depend on numerous factors, including our revenues, completion of our product development activities, customer and market acceptance of our product, and our ability to reduce and control costs. We expect to devote substantial capital resources to, among other things, fund operations and continue development plans.

On February 6, 2025, we entered into a securities purchase agreement between us and the purchasers named therein (the “Investors”) pursuant to which we issued a 10% original issue discount secured convertible debentures (“Debentures”) in a principal amount of up to $10,000,000, divided into up to four separate tranches that are each subject to certain closing conditions. The conversion price per share of each Debenture, subject to adjustment as provided therein, is equal to 92.5% of the lowest daily VWAP (as defined in the Debentures) of our common stock during the five trading day period ending on the trading day immediately prior to delivery or deemed delivery of the applicable Conversion Notice (as defined in the Debentures). The Debentures accrue interest at a rate of 10% per annum paid in kind, unless there is an event of default in which case the Debentures will accrue interest at a default rate. Each Debenture shall mature at eighteen (18) months from the date of the first closing. Upon the consummation of the closing of each tranche, we will issued common stock purchase warrants (“Warrants”) to each Investor who participated in such closing. The Warrants will: (i) provide for the purchase by the applicable Investor of a number of shares of common stock equal to 20% of the total principal amount of the related Debenture purchased by the Investor on the applicable closing date divided by 92.5% of the lowest daily VWAP of common stock for the five consecutive trading day period ended on the last trading day immediately preceding such closing date and (ii) be exercisable at an exercise price equal to 92.5% of the average of the lowest daily VWAP of the common stock over the consecutive trading days immediately preceding the delivery of the applicable Notice of Exercise (as defined in the Warrants). As of September 30, 2025, we conducted four closings under the securities purchase agreement, pursuant to which we sold Debentures in the aggregate principal amount of $3,750,000 and 1,041,667 Warrants to the Investors.

In addition, in October 2025 we sold 1,100,000 shares of common stock at $1.818 per share and in November 2025, we sold 2,500,000 shares of common stock at $2.00 per share. Once fully paid, we will have received an aggregate of $7,000,000 in gross proceeds for such sales.

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

	Nine Months Ended September 30,
	2025	2024
Statement of Cash Flow Data:
Net cash used in operating activities	4,794,712	3,319,670
Net cash provided by (used in) investing activities	189,501	(641,059)
Net cash provided by financing activities	4,491,041	3,902,291

Cash Flows Used in Operating Activities

Net cash used in operating activities during the nine-month period ended September 30, 2025 was approximately $4.8 million, which resulted from net loss of $11.0 million, non-cash charges of $4.0 million for stock compensation, and net cash outflows of approximately $4.8 million from changes in operating assets and liabilities.

Cash Flows Provided by (Used in) Investing Activities

Net cash provided by investing activities during the nine months ended September 30, 2025 and used in investing activities during the nine months ended September 30, 2024 was $189,501 and $641,059, respectively. These expenditures in each period are primarily related to purchases of property and equipment in connection with current and future location openings and maintaining our existing locations.

Cash Flows Provide by Financing Activities

Net cash provided by financing activities during the nine-month period ended September 30, 2025 was $4.5 million, mostly derived from the proceeds from loan payables of $4.2 million, which was offset by the debt amortization of $2.9 million.

As of September 30, 2025, we had total assets of approximately $6.2 million. Our cash balance as of September 30, 2025 was $44,045.

Credit Facilities

Economic Injury Disaster Loan

On May 16, 2020, we executed the EIDL Loan from the SBA under its EIDL assistance program in light of the impact of the COVID-19 pandemic on our business. As of September 30, 2025, the loan payable, EIDL Loan noted above is not in default.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2025. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2025, our disclosure controls and procedures were ineffective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified by Securities and Exchange Commission (“SEC”) rules and forms and (b) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding any required disclosure.

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

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our financial statements may not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analyses and procedures in order to conclude that our financial statements for the quarter ended September 30, 2025, included in this Quarterly Report on Form 10-Q were fairly stated in accordance with GAAP. Accordingly, management believes that despite our material weaknesses, our financial statements for the quarter ended September 30, 2025, are fairly stated, in all material respects, in accordance with GAAP.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

In the future, the Company may be subject to various legal proceedings from time to time as part of its business. We are currently not involved in litigation that we believe will have a materially adverse effect on our financial condition or results of operations. As of September 30, 2025, there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self- regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries threatened against or affecting our company, our common stock, any of our subsidiaries or of our company’s or our company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision is expected to have a material adverse effect.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

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

Signature	Title	Date

/s/ Jay Kim	Chief Executive Officer and Acting Chief Financial Officer	November 19, 2025
Jay Kim	(Principal Executive, Financial, and Accounting Officer)