Form 10-K
period 2025-12-31
Reborn Coffee, Inc.
filed 2026-04-22
CIK 1707910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $10.9 million based on the closing sales price on the Nasdaq Stock Market LLC on June 30, 2025, the last business day of the registrants most recently completed second fiscal quarter.

As of April 22, 2026, there were 8,213,455 shares of common stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) that are based on our management’s beliefs and assumptions and on information currently available to management, and which statements involve substantial risk and uncertainties. All statements contained in this Report other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, market growth and trends, and objectives for future operations are forward-looking statements. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions.

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

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” and elsewhere in this Report. We undertake no obligation to update any forward-looking statements after the date of this Report or to conform such statements to actual results or revised expectations, except as required by law.

Summary Risk Factors

Investing in our common stock involves a high degree of risk because our business is subject to numerous risks and uncertainties, as further described below. The occurrence of any such risks could adversely affect our business, financial condition, results of operations and prospects. The principal factors and uncertainties that make investing in our common stock speculative or risky include, among others:

●	We have incurred recurring losses and may not be profitable in the future.

●	The report of the independent registered public accounting firm includes a going concern uncertainty explanatory paragraph.

●	Evolving consumer preferences and tastes may adversely affect our business.

●	Our financial condition and quarterly results of operations are subject to, and may be adversely affected by, a number of factors, many of which are also largely outside our control and as such our results may fluctuate significantly and may not fully reflect the underlying performance of our business.

●	We may not be able to compete successfully with other coffee locations, QSRs and convenience locations, including the growing number of coffee delivery options. Intense competition in the foodservice and restaurant industry could make it more difficult to expand our business and could also have a negative impact on our operating results if customers favor our competitors or we are forced to change our pricing and other marketing strategies.

●	Our failure to manage our growth effectively could harm our business and operating results.

●	Our inability to identify, recruit and retain qualified individuals for our locations could slow our growth and adversely impact our ability to operate.

●	Our locations are geographically concentrated in California, and we could be negatively affected by conditions specific to that region.

●	Interruption of our supply chain of coffee or other ingredients, coffee machines and other restaurant equipment or packaging could affect our ability to produce or deliver our products and could negatively impact our business and profitability.

●	Increases in the cost of high-quality coffee beans or other commodities or decreases in the availability of high-quality coffee beans or other commodities could have an adverse impact on our business and financial results.

●	A reduction in overall freight volume reduces our opportunities for growth. In addition, if a downturn in our customers’ business causes a reduction in the volume of freight shipped by those customers, our operating results could be adversely affected.

●	We are increasingly dependent on information technology and our ability to process data in order to operate and sell our goods and services, and if we (or our vendors) are unable to protect against software and hardware vulnerabilities, service interruptions, data corruption, cyber-based attacks, ransomware or security breaches, or if we fail to comply with our commitments and assurances regarding the privacy and security of such data, our operations could be disrupted, our ability to provide our goods and services could be interrupted, our reputation may be harmed and we may be exposed to liability and loss of customers and business.

●	Our success depends substantially on the value of our brands and failure to preserve their value could have a negative impact on our financial results.

●	Food safety and quality concerns may negatively impact our brand, business and profitability, our internal operational controls and standards may not always be met and our employees may not always act professionally, responsibly and in our and our customers’ best interests. Any possible instances or reports, whether true or not, of food and/or beverage-borne illness could reduce our sales.

●	Changes in the availability of and the cost of labor could harm our business.

●	Our culture has contributed to our success, and if we cannot maintain this culture as we grow, we could lose the high employee engagement fostered by our culture, which could harm our business.

●	Our growth strategy depends in part on opening new retail locations in existing and new markets. We may be unsuccessful in opening new retail locations or establishing new markets, which could adversely affect our growth.

●	Our operating results and growth strategies will be closely tied to the success of our future franchise partners and we have limited control with respect to their operations. Additionally, our future franchise partners’ interests may conflict or diverge with our interests in the future, which could have a negative impact on our business.

PART I

Item 1. Business

Corporate History and Background

Reborn Coffee, Inc. (“Reborn Coffee”) was incorporated in the State of Florida in January 2018. In July 2022, Reborn Coffee migrated from Florida to Delaware, and filed a certificate of incorporation with the Secretary of State of the State of Delaware having the same capitalization structure as the Florida predecessor entity. Reborn Coffee has the following wholly owned subsidiaries:

●	Reborn Global Holdings, Inc. (“Reborn Holdings”) – a California corporation incorporated in November 2014. Reborn Holdings is engaged in the operation of wholesale distribution and retail coffee stores in California to sell a variety of coffee, tea, Reborn brand name water and other beverages along with bakery and dessert products.

●	Reborn Coffee Franchise, LLC (“Reborn Coffee Franchise”) – a California limited liability company formed in December 2020, is a franchisor providing premier roaster specialty coffee to franchisees or customers. Reborn Coffee Franchise continues to develop the :Reborn Coffee System” for the establishment and operation of Reborn Coffee stores using one or more Reborn Coffee marks. Reborn Coffee Franchise does not have any franchisees as of December 31, 2025.

●	Reborn Realty, LLC (“Reborn Realty”) – a California limited liability company formed in March 2023, is an entity which acquired a real property located at 596 Apollo Street, Brea, California.

●	Reborn Logistics, Inc. (the “Reborn Logistics”) – a California corporation incorporated in September 2025. Reborn Logistics provides trucking, transportation and logistics services. Reborn holds a 51% interest in Reborn Logistics.

●	Reborn Coffee Korea, Inc. (“Reborn Korea”) – a Korea corporation located in Daejeon, South Korea formed in October 2023, is a wholly owned subsidiary of Reborn Holdings.

●	Reborn Malaysia, Inc. (“Reborn Malaysia”) – a Malaysian corporation located in Kuala Lumpur, Malaysia formed in October 2023, is majority owned subsidiary of Reborn Holdings with one retail coffee store under the brand name of Reborn Coffee.

In this Report, “we,” “our,” “us,” “Reborn,” and “the Company” refer to Reborn Coffee, Inc., together with its consolidated subsidiaries, unless the context requires otherwise.

In August 2022, we consummated our initial public offering (the “IPO”) and our common stock began trading on the Nasdaq Capital Market under the symbol “REBN”.

On January 12, 2024, we filed a Certificate of Amendment to our Certificate of Incorporation to effect a reverse stock split of our issued common stock in the ratio of 1-for-8 (the “Reverse Stock Split”). Our common stock began trading on the Nasdaq Capital Market on a Reverse Stock Split-adjusted basis at the market open on Monday, January 22, 2024. Except for our historical financial statements and unless otherwise stated, all option, share, and per share information in this Report gives effect to the Reverse Stock Split.

Our Company

We are a high growth operator and franchisor of retail locations and kiosks that focus on serving high quality, specialty-roasted coffee. We are an innovative company that strives for constant improvement in the coffee experience through exploration of new technology and premier service, guided by traditional brewing techniques. We believe we differentiate ourselves from other coffee roasters through its innovative techniques, including sourcing, washing, roasting, and brewing our coffee beans with a balance of precision and craft.

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

Differentiated from other coffee companies, the “Reborn Wash Process” is the key to creating the clean flavor of our coffee. The “Reborn Wash Process” is distinguished by the use of magnetized water to wash our green coffee beans when they arrive at our facility, in order to extract impurities and enhance hydration before the roasting process. Magnetizing water is a process that converts the particles of water, which can naturally appear in various sizes, into evenly sized particles. As a result of this process, we believe that the water increases its hydration and ability to absorb into organic material. Our water is created through a water magnetizing device in which water is flowed through the device and magnetizes the water on-site immediately prior to use.

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

In 2015, Jay Kim, our Co-Chief Executive Officer, founded Reborn Coffee. Mr. Kim and his team launched Reborn Coffee with the vision of using the finest pure ingredients and pristine water. We serve customers through our retail store locations in Southern California: Brea, La Crescenta, Corona Del Mar, Laguna Woods, Riverside, Manhattan Beach, Irvine, Diamond Bar and Anaheim. In addition to the locations in the United States, we have one international location in Malaysia.

As of December 31, 2025, all of our ten locations were Company (corporate) operated.

The Experience, Reborn

As leading pioneers of the emerging “Fourth Wave” movement, we are redefining specialty coffee as an experience that demands much more than premium quality. We consider ourselves leaders of the “fourth wave” coffee movement because we are constantly developing our bean processing methods, researching design concepts, and reinventing new ways of drinking coffee. For instance, the current transition from the K-Cup trend to the pour over drip concept allowed us to reinvent the way people consume coffee, by merging convenience and quality. We took the pour over drip concept and made it available and affordable to the public through our “Pour Over Packs”. Our “Pour Over Packs” allow our consumers to consume our specialty coffee outdoors and on-the-go.

Our success in innovating within the “Fourth Wave” coffee movement is measured by our success in B2B sales with our introduction of our Pour Over Packs to hotels. With the introduction of our Pour Over Packs to major hotels, our B2B sales increased as these companies recognized the convenience and functionality our Pour Over Packs serve to their customers.

Our continuous research and development is essential to developing new parameters in the production of new blends. Our first place position in “America’s Best Cold Brew” competition by Coffee Fest in 2017 in Portland and 2018 in Los Angeles is a testament to the way we believe we lead the “fourth wave” movement by example.

Centered around our core values of service, trust, and well-being, we deliver an appreciation of coffee as both a science and an art. Developing innovative processes such as washing green coffee beans with magnetized water, we challenge traditional preparation methods by focusing on the relationship between water chemistry, health, and flavor profile. Through leading research studies, testing brewing equipment, and refining roasting/brewing methods, we proactively distinguish exceptional quality from good quality by starting at the foundation and paying attention to the details. Our mission places an equal emphasis on humanizing the coffee experience, delivering a fresh take on “farm-to-table” by sourcing internationally. In this way, we create opportunities to develop transparency by paying homage to origin stories and spark new conversations by building cross-cultural communities united by a passion for the finest coffee.

Through a broad product offering, we provide customers with a wide variety of beverages and coffee options. As a result, we believe we can capture share of any experience where customers seek to consume great beverages whether in our inviting store atmospheres which are designed for comfort, or on the go through our pour over packs, or at home with our whole bean ground coffee bags. We believe that the retail coffee market in the US is large and growing. According to IBIS, in 2025, the retail market for coffee in the United States is expected to be $74.3 billion. This is expected to grow due to a shift in consumer preferences to premium coffee, including specialized blends, espresso-based beverages, and cold brew options. We aim to capture a growing portion of the market as we expand and increase consumer awareness of our brand.

Branding

We focus on three key features in our branding: “Introducing the Fourth Wave,” “America’s Best Cold Brew,” and our “Tea and Bakery” concept. These elements encapsulate the quality of the “Reborn Coffee Process” — from sourcing, washing, roasting, and brewing coffee to our growing selection of handcrafted tea offerings and artisanal baked goods.

The addition of premium teas and bakery products complements our coffee program and expands the our experience into a more complete and versatile lifestyle brand. Whether customers visit us for a specialty pour over, a matcha latte, or a fresh pastry, our brand aims to deliver a moment of rejuvenation and enjoyment.

Our brand is essential to our marketing strategy, as it allows us to stand out compared to our competitors. All of our products aim to make customers feel “reborn” through quality, service, and innovation.

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

Our Retail Locations

We are built upon superior customer service, convenience and a modern experience as well as safe, clean and well-maintained stores that reflect the personalities of the communities in which they operate, thereby building a high degree of customer loyalty. Our strategy for expanding our retail business is to increase our category share in an aggressive manner, by opening additional stores in new and existing markets, as well as increasing sales in existing stores. The pace of store development in each market is guided by factors such as expected financial returns, market maturity, economic conditions, consumer trends, and local business environments. Our highly efficient retail locations and kiosks place a premium on customer convenience without sacrificing the personal experience. Our retail locations are typically 800 to 1,500 square feet and are located in shopping plazas in upscale areas. We strategically position our new locations in areas where large-chain coffee locations have moved out, creating an opportunity for us to remodel a purpose-built coffee retail store. In this way, we are able to open quickly in high traffic areas with established local demand for coffee, ensuring a customer base we can convert into our customers by offering a specialty coffee experience that was not previously available. Our locations feature patios, contemporary design, and inviting atmospheres for socialization, study, and work.

Our highly efficient retail stores and kiosks prioritize customer convenience without sacrificing personalization or quality. Most locations are between 800 to 1,500 square feet and situated in upscale shopping plazas or key urban centers. We often target spaces vacated by larger national coffee chains, enabling us to remodel purpose-built stores and open quickly in high-traffic areas with pre-existing demand. These strategic decisions support customer conversion by delivering a specialty coffee experience that was previously unavailable in the area.

In addition to coffee, we have rolled out a “Tea and Bakery” concept that integrates seamlessly with our retail footprint, enhancing dwell time, increasing average ticket size, and diversifying our product mix.

Our stores feature patios, modern design, and inviting interiors that encourage customers to socialize, study, or work. As of December 31, 2025, we operated nine corporate-owned retail locations across California, and one location in Malaysia.

Franchise Operations

We formed Reborn Coffee Franchise in order to begin franchising our retail stores and kiosks. We plan to charge future franchisees a non-refundable franchise fee and certain marketing and royalty fees based on gross sales, however we presently have no contractual commitments or other agreements to do so. We expect to begin franchise sales in 2026. We believe that our team’s prior experience building a large, global foodservice business will allow us to rapidly scale our future franchise effort. In addition, we have formed a franchise council consisting of a team of franchise experts to advise us. We plan to expand beyond California to additional states to create a national and global presence.

Expanding Sales Channels

Today, we sell a variety of our coffee and tea products through both enterprise (B2B) and direct-to-consumer (DTC) channels. Our B2B efforts focus on supplying premium coffee and tea products to hotels, offices, and hospitality groups. In 2025, we expanded our partnerships with hotel operators nationwide, enhancing brand presence in the hospitality sector through bulk ordering and custom offerings like pour over packs and cold brew.

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

Our Growth

We are in the early stages of rapid growth as we strategically expand our footprint in existing markets and enter new markets. In the future, we plan to expand across the country with new retail locations to share the quality of our specialty coffee. We aim to also engage in the sales of future franchises to propel a new innovated wave in the coffee industry called “The Fourth Wave.” We will continue to innovate in the coffee industry by making the industry more personal to our consumers, future franchisees, and employees. This goal will be achieved through the continued innovation in our products, sourcing directly from farms, and giving customers choices in how their coffee is served to them. As we expand, we hope to show the world that expanding in volume and size does not diminish the quality and personal element that is instilled in the coffee industry.

Since our founding, we have focused on delivering:

●	Quality. We source the highest quality whole beans globally. We meet with coffee farmers, test coffee bean samples, and roast the beans in our headquarters in Southern California.

●	Service. We provide the highest quality service to our customers. We pride ourselves on training our baristas and improving their knowledge of the art of coffee, which in turn allows us to deliver outstanding products and service to our customers.

●	Innovation. We are a leader in the “Fourth Wave” premium coffee movement. We introduced our premium pour over pack coffee in 2017 and continue to innovate, recently introducing our unique cold brew system into our retail stores.

Experienced Leadership Team

Our relentless commitment to excellence is driven by our passionate management team under the leadership of our Co-Chief Executive Officers Jay Kim and Jung Jae Lim. Jay Kim launched Reborn Coffee with the vision to provide the best coffee using the purest ingredients. Jay is focused on the expansion of our company and he has surrounded himself with leaders with direct experience in beverage and retail. Jung Jae Lim has served as Co-Chief Executive Officer since March 2026. Mr. Lim brings more than 20 years of leadership experience in logistics and supply chain management, with a background overseeing large-scale operations, multi-node distribution networks, and end-to-end supply chain execution across multiple sectors. Mr. Lim will focus on strengthening our operational foundation by leading initiatives across logistics, transportation, and supply chain management, including optimizing distribution capabilities, improving service reliability and cost efficiency, and supporting our expansion through enterprise partnerships and scalable operating infrastructure. Other members of our executive leadership team bring high growth, franchise and sector expertise.

Our Commitment to Our Team

We believe in mentoring the developing the next generation of premium coffee baristas. Through our in-depth training, we aim to train dedicated employees who understand science and art behind every cup of coffee. We also expect to form a training school specializing in creating passionate baristas, coffee connoisseurs, and future franchisee by educating its students about coffee processes and preparation methods. The efforts for the training school are underway and we expect to launch the program in 2026.

Our Highly Engaged Customers

Our customers are loyal to our brand due to our intense focus on premium coffee and customer service. Community engagement is another essential element of our in-person marketing strategy. We host on-site engagements, such as event sponsorships, and engage with local Chambers of Commerce. Previously, we have worked with Lululemon to host yoga sessions outside of our retail locations, creatively engaging the community while simultaneously promoting “Reborn Coffee” as an active lifestyle. We have also hosted pop-up locations on the Facebook campus, further expanding our outreach and introducing our brand name to different communities. We further engage with the community by organizing our own latte art competitions, in which baristas can compete for prizes and customers in the audience can witness the competitive passion we encompass.

Digital Channels

We focus on many digital channels in our marketing strategy. Social media is an important leg that creates engagement and education of our brand. Customers primarily engage the brand on Instagram, where we host giveaways, share new store openings, and promote seasonal menus. Through our unique, modern aesthetic and intense focus on high-quality coffee, we are able to share the quality and essence of Reborn Coffee on display inside of our retail locations with existing and future customers on social media platforms.

For both the in-store café channel and the e-commerce channel, SMS & email marketing are used for reengagement and communication of new products and offerings.

Digital advertising channels are also used, primarily to engage the online market audience. Google and Facebook are the primary paid ad channels that we currently utilize. Yelp advertising is also used to engage local customers and tourists who visit specific areas where our retail locations are located.

In-Person Marketing Engagement

Engaging customers in-store with a marketing plan is essential for customer retention and new customer generation. Our customer loyalty program provides free drinks for every ten drinks purchased. Additionally, store customers may participate in promotional deals, especially during the holidays and new item releases, to try new innovative items created in-house. We also offer coffee samples of our pour over packs as well as new beans to our retail location customers. The distribution of coffee samples has expanded customers’ knowledge of our products and led to increased contributions to whole bean sales.

Our locations are located in heavily trafficked areas as well as popular malls. As such, the potential for marketing and branding is very high in these locations. Signage and promotional deals with giveaways are essential to attracting new customers.

Our Growth Strategies

Corporate and Franchise Expansion

We plan to expand across the Unites States with company operated locations and franchise locations to share the quality of specialty coffee. We aim to accelerate our growth through our franchise program. We will continue to innovate in the coffee industry by making the industry more personal to the consumers, prospective franchisees, and employees. This goal will be achieved through the continued innovation in our products, sourcing directly from farms, and giving customers choices in how their coffee is served to them. As we expand, we hope to show the world that expanding in volume and size does not diminish the quality and personal element that is instilled in the coffee industry.

We have started to scale our logistics and supply chain to provide support for our rapid growth, including for our future franchisees. We have increased roasting capacity and our paper goods supplies, including an emphasis on eco-friendly products.

B2B Strategy

Our products are unique given their potential to engage with business partners for large wholesale orders. Currently, we build strong relationships with hotel management companies within California and out-of-state. We currently work with several hotels, providing pour over packs and cold brew packs to cater to their customer needs. We plan to continue growing our B2B marketing and sales strategy through active outreach and advertising to potential partners. We believe that access to large-scale distribution channels such as hotels increases consumer awareness of our brand while providing us access to large enterprise customers. Gift giving comprises a large percentage of winter B2B sales at Reborn Coffee. During the holidays, our B2B marketing strategy focuses on targeting companies, and specific teams within companies, that are seeking to provide end-of-the-year gifts to their clients and customers. We provide customized gift sets to each customer’s needs. Word-of-mouth marketing has grown our B2B holiday gift giving accounts greatly, forging opportunities to have worked with companies like Google to provide gift sets for their clients. We plan to expand not only by growing our retail location footprint, but also through the development of more hotel partnerships, expansion into grocery stores and markets, and expansion of our e-commerce and wholesale.

We believe the grocery market is another major channel through which we expect to access. Through both bulk sales of roasted beans and in-store kiosks, as well sales of pre-packaged products, we will access customers who purchase both in volume and for those customers looking for a handcrafted beverage during their in-store shopping experience.

Corporate Information

Our principal executive offices are located at 580 N. Berry Street, Brea, CA 92821. Our telephone number is (714) 784-6369. Our website address is http://www.reborncoffee.com. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Report, and you should not consider information on our website to be part of this Report.

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

We have a history of operating losses and negative cash flow in operating activities. We have incurred recurring net losses, including net losses from operations before income taxes of $8.9 million and $4.8 million for the years ended December 31, 2025 and 2024, respectively, and we had an accumulated deficit of $30.7 million at December 31, 2025. These factors raise substantial doubt as to our ability to continue as a going concern, and our independent registered public accounting firm has included a going concern uncertainty explanatory paragraph in their report for 2025. We expect to devote substantial capital resources to, among other things, fund operations and continue development plans. To support our existing and planned business model, the Company executed following three points to mitigate the risk: 1) Debt Restructuring: Subsequent to December 31, 2025, in March 2026 and as amended and restated in April 2026, the Company entered into a Forbearance Agreement and subsequently an Amended and Restated Forbearance Agreement with its convertible debenture holders (Arena Investors), establishing a structured repayment plan through September 30, 2026 and thereby alleviating immediate default risk. Equity Financing: In October 2025, the Company entered into a Securities Subscription Agreement for aggregate proceeds of $6,500,000 to be funded in multiple tranches to support near-term operations. 2) ELOC Facility: The Company has entered into an Equity Line of Credit Agreement (“ELOC Agreement”) providing flexible access to equity capital on an as-needed basis to fund operations and working capital requirements. 3) Additional Capital Raising: The Company is actively pursuing additional equity and/or debt financing to fund near-term operations and growth. While the Company has historically been able to raise funds and has not experienced difficulty in settling payables or repaying loans when due, successful completion of future financing is subject to numerous risks and uncertainties and cannot be assured.

The Company has not experienced any difficulty in raising funds through loans and has not experienced any liquidity problems in settling payables in the normal course of business and repaying loans when they fall due. Successful renewal of our loans, however, is subject to numerous risks and uncertainties. In addition, the increasingly competitive industry conditions under which we operate may negatively impacted our results of operations and cash flows. Additional financing is anticipated to fund the Company’s operations in near future.

Evolving consumer preferences and tastes may adversely affect our business.

Our continued success depends on our ability to attract and retain customers. Our financial results could be adversely affected by a shift in consumer spending away from our beverages, lack of customer acceptance of new products (including due to price increases necessary to cover the costs of new beverages or higher input costs), brand perception (such as the existence or expansion of our competitors), or customers reducing their demand for our current offerings as new beverages are introduced. In addition, most of our beverages contain caffeine, the health effects of which are the subject of public and regulatory scrutiny, including the suggestion of linkages to a variety of adverse health effects. There is increasing consumer awareness of health risks that are attributed to ingredients we use, particularly in the United States, including increased blood pressure and heart rate, anxiety and insomnia, as well as increased consumer litigation based on alleged adverse health impacts of consumption of various food and beverage products. A decrease in customer traffic as a result of these health concerns or negative publicity could significantly reduce the demand for our specialty coffee and could harm our business.

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

Additionally, if our competitors begin to evolve their business strategies and adopt aspects of our business model, our customers may be drawn to those competitors for their beverage needs and our business could be harmed.

Our growth strategy depends in part on opening new locations in existing and new markets. We may be unsuccessful in opening new locations or establishing new markets, which could adversely affect our growth.

As of December 31, 2025, we had ten Company-owned locations. One of the key means to achieving our growth strategy will be through opening new locations and operating those locations on a profitable basis. In 2026, we expect to open up to ten franchise locations.

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

Some of our retail locations open with an initial start-up period of higher than normal sales volumes and related costs, which subsequently decrease to stabilized levels. In new markets, the length of time before average sales for new locations stabilize is less predictable and can be longer as a result of our limited knowledge of these markets and consumers’ limited awareness of our brand. Our ability to operate new locations profitably and increase average location revenue and comparable location sales will depend on many factors, some of which are beyond our control, including:

●	consumer awareness and understanding of our brand;

●	general economic conditions, which can affect location traffic, local labor costs and prices we pay for the beverage and other supplies we use;

●	consumption patterns and beverage preferences that differ from region to region;

●	changes in consumer preferences and discretionary spending;

●	difficulties obtaining or maintaining adequate relationships with distributors or suppliers in new markets;

●	increases in prices for commodities, including coffee, and milk;

●	inefficiency in our labor costs as the staff gains experience;

●	competition, either from our competitors in the beverage industry or our own locations;

●	temporary and permanent site characteristics of new locations;

●	changes in government regulation; and

●	other unanticipated increases in costs, any of which could give rise to delays or cost overruns.

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

As we expand, we may not be able to maintain our current average location and our business may be harmed. Although we have specific target operating and financial metrics, new locations may not meet these targets or may take longer than anticipated to do so. Any new location we open may not be profitable or achieve operating results similar to those of our existing locations, which could adversely affect our business, financial condition or results of operations.

Our failure to manage our growth effectively could harm our business and operating results.

We have experienced rapid growth and increased demand for our products. The growth and expansion of our business and products may place a significant strain on our management, operational and financial resources. As we expand our business, it is important that we continue to maintain a high level of customer service and satisfaction which may place a significant strain on our management, sales and marketing, administrative, financial, and other resources. We may not be able to respond in a timely basis to all the changing demands that our planned expansion will impose on management and on our existing infrastructure, or be able to hire or retain the necessary management and baristas, which could harm our business. Further, if we are not able to continue to provide high quality customer service as a result of these demands, our reputation, as well as our business, including a decline in financial performance, could be harmed. If we experience a decline in financial performance, we may decrease the number of or discontinue new location openings, or we may decide to close locations that we are unable to operate in a profitable manner.

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

Our reputation and the quality of our brand are critical to our business and success in existing markets and will be critical to our success as we enter new markets. We believe that we have built our reputation on the high quality of our coffee and service, our commitment to our customers and our strong employee culture, and we must protect and grow the value of our brand in order for us to continue to be successful. Any incident that erodes consumer loyalty for our brand could significantly reduce its value and damage our business.

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

We plan to open additional company-operated locations in domestic markets where we have little or no operating experience. The target consumer base of our locations varies by location, depending on a number of factors, including population density, other local coffee and convenience beverage distributors, area demographics and geography. Locations we open in new markets may take longer to reach expected sales and profit levels on a consistent basis. New markets may have competitive or regulatory conditions, consumer tastes and discretionary spending patterns that are more difficult to predict or satisfy than our existing markets. We may need to make greater investments than we originally planned in advertising and promotional activity in new markets to build brand awareness. We may find it more difficult in new markets to hire, motivate and keep qualified employees who share our values. Until we attain a critical mass in a market, the locations we do open will have reduced operating leverage. As a result, these new locations may be less successful or may achieve target operating profit margins at a slower rate than existing locations did, if ever. If we do not successfully execute our plans to enter new markets, our business could be harmed.

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

We will receive royalties, franchise fees, contributions to our marketing development fund, and other fees from our future franchise partners. Additionally, we will sell proprietary products to our future franchise partners at a markup over our cost to produce. We have established operational standards and guidelines for our future franchise partners; however, we will have limited control over how our future franchise partners’ businesses are run, including day to day operations. Even with these operation standards and guidelines, the quality of franchised locations may be diminished by any number of factors beyond our control. Consequently, our future franchise partners may not successfully operate locations in a manner consistent with our standards and requirements, such as quality, service and cleanliness, or may not hire and train qualified location managers, baristas and other location personnel or may not implement marketing programs and major initiatives such as location remodels or equipment or technology upgrades, which may require financial investment. Even if such unsuccessful operations do not rise to the level of breaching the related franchise documents, they may be attributed by customers to our brand and could have a negative impact on our business.

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

As of December 31, 2025, all of our company-operated locations in the United States were located in California. Adverse changes in demographic, unemployment, economic, regulatory or weather conditions in California have, and may continue, to harm our business. As a result of our concentration in this market, we have been, and in the future may be, disproportionately affected by these adverse conditions compared to other chain beverage locations with a national footprint.

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

Pandemics or disease outbreaks such as the COVID-19 pandemic have impacted and are likely to continue to impact customer traffic at our locations and may make it more difficult to staff our locations and, in more severe cases, may cause a temporary inability to obtain supplies and increase commodity costs. COVID-19 was officially declared a global pandemic by the World Health Organization in March 2020, and the virus, including the continued spread of highly transmissible variants of the virus, has impacted all global economies, and in the United States has resulted in varying levels of restrictions and shutdowns implemented by national, state, and local authorities.

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

There is no guarantee that a future outbreak of this or any other widespread epidemics will not occur, or that the global economy will recover, either of which could seriously harm our business fully recover. The ultimate impact of a health epidemic on our business, operations or the global economy as a whole remains highly uncertain.

While we have developed and continue to develop plans to help mitigate the potential negative impact of health epidemics, these efforts may not be effective, and any protracted economic downturn as a result of such epidemics will likely limit the effectiveness of our efforts. Accordingly, it is not possible for us to predict the duration and extent to which any health epidemic will affect our business at this time.

Risks Related to Our Brand

Our success depends substantially on the value of our brand and failure to preserve its value could have a negative impact on our financial results.

Our success depends in large part upon our ability and our future franchise partners’ ability to maintain and enhance our corporate reputation and the value and perception of our brand. Brand value is based in part on consumer perceptions on a variety of subjective qualities. To be successful in the future, particularly outside of the Southern California region of the United States where our brand may be less well known, we believe we must preserve, grow and leverage the value of our brand across interactions.

Business incidents, whether isolated or recurring and whether originating from us or our business partners, that erode consumer trust can significantly reduce brand value, potentially trigger boycotts of our locations or result in civil or criminal liability and can have a negative impact on our financial results. Such incidents include actual or perceived breaches of privacy, contaminated products, staff infected with communicable diseases, or other potential incidents discussed in this Risk Factors section. The impact of such incidents may be exacerbated if they receive considerable publicity, including rapidly through social or digital media (including for malicious reasons) or result in litigation. Consumer demand for our products and our brand equity could diminish significantly if we, our employees, future franchise partners or other business partners fail to preserve the quality of our products, act or are perceived to act in an unethical, illegal, racially-biased, unequal or socially irresponsible manner, including with respect to the sourcing, content or sale of our products, service and treatment of customers at our locations, or the use of customer data for general or direct marketing or other purposes. Additionally, if we fail to comply with laws and regulations, publicly take controversial positions or actions or fail to deliver a consistently positive consumer experience in each of our markets, including by failing to invest in the right balance of wages and benefits to attract and retain employees that represent the brand well or foster an inclusive and diverse environment, our brand value may be diminished.

Moreover, our success depends in large part upon our ability to maintain our corporate reputation. For example, the reputation of our brand could be damaged by claims or perceptions about the quality or safety of our ingredients or beverages or the quality or reputation of our suppliers, distributors or future franchise partners or by claims or perceptions that we, our future franchise partners or other business partners have acted or are acting in an unethical, illegal, racially-biased or socially irresponsible manner or are not fostering an inclusive and diverse environment, regardless of whether such claims or perceptions are substantiated. Our corporate reputation could also suffer from negative publicity or consumer sentiment regarding our actions or inactions or brand imagery, a real or perceived failure of corporate governance, or misconduct by any officer or any employee or representative of us or a future franchise partner. Any such incidents (even if resulting from actions of a competitor or future franchise partner) could cause a decline directly or indirectly in consumer confidence in, or the perception of, our brand and/or our products and reduce consumer demand for our products, which would likely result in lower revenue and profits.

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

Our ability to implement our business plan successfully depends in part on our ability to further build brand recognition using our trademarks, service marks, proprietary products and other intellectual property, including our name and logos and the unique character and atmosphere of our locations. We rely on U.S. trademark, copyright, and trade secret laws, as well as license agreements, nondisclosure agreements, and confidentiality and other contractual provisions to protect our intellectual property. Nevertheless, our competitors may develop similar menu items and concepts, and adequate remedies may not be available in the event of an unauthorized use or disclosure of our trade secrets and other intellectual property.

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

Additionally, the steps we have taken to protect our intellectual property in the United States may not be adequate. If our efforts to maintain and protect our intellectual property are inadequate, or if any third party misappropriates, dilutes or infringes on our intellectual property, the value of our brand may be harmed, which could have a material adverse effect on our business and might prevent our brands from achieving or maintaining market acceptance. Even with our own prospective franchise partners, whose activities are monitored and regulated through our eventual franchise agreements, we face risk that they may refer to or make statements about our brand that do not make proper use of our trademarks or required designations, that improperly alter trademarks or branding, or that are critical of our brand or place our brand in a context that may tarnish our reputation. This may result in dilution of, or harm to, our intellectual property or the value of our brand.

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

Additionally, the growth of our business can make it increasingly difficult to locate and hire sufficient numbers of key employees, to maintain an effective system of internal controls for a dispersed chain and to train employees to deliver consistently high-quality hand-crafted beverages and customer experiences, which could materially harm our business and results of operations. In addition, our wages and benefits programs may be insufficient to attract and retain the best talent.

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

We continue to be led by our Co-Chief Executive Officers, Jay Kim and Jung Jae Lim, who play an important role in driving our culture, determining the strategy, and executing against that strategy across the company. If Mr. Kim’s or Mr. Lim’s services became unavailable to our Company for any reason, it may be difficult or challenging for us to find an adequate replacement, which could cause us to be less successful in maintaining our culture and developing and effectively executing on our company strategies.

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

Generally accepted accounting principles as promulgated in the United States of America (“GAAP”) are subject to interpretation by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants, the Securities and Exchange Commission (“SEC”), and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change.

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

Our business is subject to the risk of litigation by employees, customers, competitors, landlords or neighboring businesses, suppliers, future franchise partners, shareholders or others through private actions, class actions, administrative proceedings, regulatory actions or other litigation. The outcome of litigation, particularly class action and regulatory actions, is difficult to assess or quantify. In recent years, beverage and restaurant companies have been subject to lawsuits, including class action lawsuits, alleging violations of federal and state laws regarding workplace and employment matters, discrimination and similar matters. A number of these lawsuits have resulted in the payment of substantial damages by the defendants. Similar lawsuits have been instituted from time to time alleging violations of various federal and state wage and hour laws regarding, among other things, employee meal deductions, overtime eligibility of assistant managers and failure to pay for all hours worked. While we have not been a party to any of these types of lawsuits in the past, there can be no assurance that we will not be named in any such lawsuit in the future or that we would not be required to pay substantial expenses and/or damages.

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

We have listed our common stock on the Nasdaq Capital Market. Although we have met the minimum initial listing standards set forth in the Nasdaq rules, we cannot assure you that our securities will be, or will continue to be, listed on the Nasdaq in the future. In order to continue listing our securities on Nasdaq, we must maintain certain financial, distribution and stock price levels. Generally, among other requirements, we must maintain a minimum bid price of our common stock (generally, $1.00) minimum amount in shareholders’ equity (generally, $2,500,000) and a minimum number of holders of our securities (generally, 300 public holders).

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

Reborn Coffee, Inc. is a holding company and has no independent means of generating revenue or cash flow, and its ability to pay taxes, operating expenses and dividends in the future, if any, will be dependent upon the financial results and cash flows of its subsidiaries.

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

The trading price of our securities is likely to be volatile and could be subject to fluctuations in response to various factors, some of which are beyond our control. These fluctuations could cause you to lose all or part of your investment in our common stock as you might be unable to sell your shares at or above the price you paid for your shares. Factors that could cause fluctuations in the trading price of our common stock include the risk factors set forth in this section as well as the following:

●	price and volume fluctuations in the overall stock market from time to time;

●	volatility in the trading prices and trading volumes of technology stocks;

●	changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;

●	sales of shares of our common stock by us or our shareholders;

●	failure of securities analysts to maintain coverage of us, changes in financial estimates by securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;

●	changes in our financial, operating or other metrics, regardless of whether we consider those metrics as reflective of the current state or long-term prospects of our business, and how those results compare to securities analyst expectations, including whether those results fail to meet, exceed or significantly exceed securities analyst expectations, particularly in light of the significant portion of our revenue derived from a limited number of customers;

●	announcements by us or our competitors of new products or services;

●	the public’s reaction to our press releases, other public announcements, and filings with the SEC;

●	rumors and market speculation involving us or other companies in our industry;

●	actual or anticipated changes in our results of operations or fluctuations in our results of operations;

●	actual or anticipated developments in our business, our competitors’ businesses or the competitive landscape generally;

●	litigation involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;

●	actual or perceived privacy or data security incidents;

●	developments or disputes concerning our intellectual property or other proprietary rights;

●	announced or completed acquisitions of businesses, applications, products, services or technologies by us or our competitors;

●	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

●	changes in accounting standards, policies, guidelines, interpretations or principles;

●	any significant change in our management; and

●	general political and economic conditions and slow or negative growth of our markets.

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

Equity research analysts do not currently provide coverage of our common stock, and we cannot assure that any equity research analysts will adequately provide research coverage of our common stock after the listing of our common stock on Nasdaq. A lack of adequate research coverage may harm the liquidity and trading price of our common stock. To the extent equity research analysts do provide research coverage of our common stock, we will not have any control over the content and opinions included in their reports. The trading price of our common stock could decline if one or more equity research analysts downgrade our stock or publish other unfavorable commentary or research. If one or more equity research analysts cease coverage of our company, or fail to regularly publish reports on us, the demand for our common stock could decrease, which in turn could cause our trading price or trading volume to decline.

We will incur costs and demands upon management as a result of complying with the laws and regulations affecting public companies in the United States, which may harm our business.

As a public company listed in the United States, we will incur significant additional legal, accounting, and other expenses. In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC and Nasdaq, may increase legal and financial compliance costs and make some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to comply with evolving laws, regulations, and standards, and this investment may result in increased selling, general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If, notwithstanding our efforts, we fail to comply with new laws, regulations, and standards, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

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

In addition, any issuance and sale by us under the ELOC Agreement of a substantial amount of shares of common stock could cause additional substantial dilution to our shareholders.

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

As of the date of this Report, we have conducted four closings pursuant to the Debenture Purchase Agreement and sold Debentures in the aggregate principal amount of $4,166,665 for a purchase price of $3,750,000, representing an original issue discount of ten percent (10%). We also issued to the Debenture Investors 1,041,667 Debenture Warrants in connection with the closings. In addition, on March 31, 2026, we issued an additional 250,000 common stock purchase warrants to the Debenture Investor, which have an exercise price of $2.00 per share, in exchange for waiver and forbearance of certain terms under the Debentures, the details of which are set forth on Forms 8-K filed by the Company on April 6, 2026 and April 21, 2026.

In addition, we entered into an ELOC Purchase Agreement with Arena whereby, we may, subject to various terms and conditions, including, without limitation that we maintain an effective registration statement covering shares issuable pursuant to the ELOC Agreement, at our discretion, direct Arena to purchase up to $50.0 million of shares of our common stock under the ELOC Agreement from time-to-time. The purchase price per share for the shares of common stock that we may elect to sell to Arena under the ELOC Agreement will fluctuate based on the market prices of our common stock for each purchase made pursuant to the ELOC Agreement, if any. Accordingly, it is not currently possible to predict the number of shares that will be sold to Arena, the actual purchase price per share to be paid by Arena for those shares, if any, or the actual gross proceeds to be raised in connection with those sales. As of the date hereof, we have not drawn down on the ELOC Purchase Agreement.

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

To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions, at prices and in a manner we determine from time to time. We may sell shares or other securities in another offering at a price per share that is less than the price per share paid by investors in this offering, and investors purchasing shares or other securities in the future could have rights superior to existing shareholders. The price per share at which we sell additional shares of our common stock, or securities convertible or exchangeable into common stock, in future transactions may be higher or lower than the price per share paid by investors in this offering.

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

As of December 31, 2025, we had $500,000 in principal amount outstanding under U.S. Small Business Administration Loan No. 7331917406 under its Economic Injury Disaster Loan assistance program in light of the impact of the COVID-19 pandemic, which we refer to as our EIDL Loan, $52,025 in principal outstanding under the Paycheck Protection Program Loan administered by the U.S. Small Business Administration, $109,247 in principal outstanding under our loans with Square Capital, LLC, $70,000 of short term borrowing from a shareholder, and $279,026 of short term borrowing from private parties.

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

We may engage in merger and acquisition activities, which would require significant management attention, disrupt our business, dilute shareholder value, and adversely affect our business, results of operations, and financial condition.

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

Acquisitions may disrupt our ongoing operations, divert management from their primary responsibilities, subject us to additional liabilities, increase our expenses, subject us to increased regulatory requirements, cause adverse tax consequences or unfavorable accounting treatment, expose us to claims and disputes by shareholders and third parties, and adversely impact our business, financial condition, and results of operations. We may not successfully evaluate or utilize the acquired technology and accurately forecast the financial impact of an acquisition transaction, including accounting charges. We may have to pay cash for any such acquisition which would limit other potential uses for our cash. If we incur debt to fund any such acquisition, such debt may subject us to material restrictions in our ability to conduct our business, result in increased fixed obligations, and subject us to covenants or other restrictions that would decrease our operational flexibility and impede our ability to manage our operations. If we issue a significant amount of equity securities in connection with future acquisitions, existing shareholders’ ownership would be diluted.

We may need additional capital, and we cannot be sure that additional financing will be available.

In the future, we may raise additional capital through additional equity or debt financing to support our business growth, to respond to business opportunities, challenges or unforeseen circumstances, or for other reasons. On an ongoing basis, we are evaluating sources of financing and may raise additional capital in the future. Our ability to obtain additional capital will depend on our development efforts, business plans, investor demand, operating performance, the condition of the capital markets, and other factors. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of existing shareholders, and existing shareholders may experience dilution. Further, if we are unable to obtain additional capital when required, or are unable to obtain additional capital on satisfactory terms, our ability to continue to support our business growth or to respond to business opportunities, challenges, or unforeseen circumstances would be adversely affected.

Our amended and restated articles of incorporation provide that the Court of Chancery of the State of Delaware and, to the extent enforceable, the federal district courts of the United States of America are the exclusive forums for substantially all disputes between us and our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated articles of incorporation provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law:

●	any derivative claim or cause of action brought on our behalf;

●	any claim or cause of action for a breach of fiduciary duty owed by any of our current or former directors, officers or other employees to us or our shareholders;

●	any claim or cause of action against us or any of our current or former directors, officers or other employees arising out of or pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws (as each may be amended from time to time);

●	any claim or cause of action seeking to interpret, apply, enforce or determine the validity of our amended and restated certificate of incorporation or our amended and restated bylaws (as each may be amended from time to time, including any right, obligation or remedy thereunder);

●	any claim or cause of action as to which the Delaware General Corporation Law confers jurisdiction to the Court of Chancery of the State of Delaware; and

●	any claim or cause of action against us or any of our current or former directors, officers or other employees governed by the internal-affairs doctrine.

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

These choice of forum provisions may limit a shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees. While the Delaware courts have determined that such choice of forum provisions are facially valid, a shareholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions, and there can be no assurance that such provisions will be enforced by a court in those other jurisdictions. We note that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder.

Additionally, our amended and restated certificate of incorporation provide that any person or entity holding, owning or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and consented to these provisions.

Our charter documents also contain other provisions that could have an anti-takeover effect, such as:

●	permitting the board of directors to establish the number of directors and fill any vacancies and newly created directorships;

●	providing that directors may only be removed pursuant to the provisions of Section 141(k) of the Delaware General Corporation Law;

●	prohibiting cumulative voting for directors;

●	requiring super-majority voting to amend some provisions in our amended and restated bylaws;

●	authorizing the issuance of “blank check” preferred stock that our board of directors could use to implement a shareholder rights plan; and

●	eliminating the ability of shareholders to call special meetings of shareholders.

Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which prohibit a person who owns 15% or more of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner. Any provision in our amended and restated certificate of incorporation or our amended and restated bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our shareholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock.

We do not intend to pay dividends for the foreseeable future.

We have never declared or paid any cash dividends on our capital stock, and we do not intend to pay any cash dividends in the foreseeable future. We expect to retain future earnings, if any, to fund the development and growth of our business. Any future determination to pay dividends on our capital stock will be at the discretion of our board of directors. Accordingly, shareholders must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.

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

As of the date of this report, we are not aware of any cybersecurity incidents that have had a materially adverse effect on our operations, business, results of operations, or financial condition.

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

As of December 31, 2025, we had 10 Company-owned retail locations across California and in Malaysia, all of which are leased.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholders Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the Nasdaq Capital Market under the symbol “REBN”.

Holders of Record

As of April 22, 2026, there were 8,213,455 of our shares of common stock issued and outstanding held by approximately 196 shareholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12, “Security Ownership of Certain Beneficial Owner and Management and Related Shareholder Matters,” for information related to securities authorized for issuance under the Company’s equity compensation plans.

Recent Sales of Unregistered Equity Securities

None.

Reverse Stock Split

On January 12, 2024, we filed a Certificate of Amendment to our Certificate of Incorporation to effect a the Reverse Stock Split of our issued and outstanding common stock in the ratio of 1-for-8. The common stock began trading on the Nasdaq Capital Market on a Reverse Stock Split-adjusted basis at the market open on Monday, January 22, 2024.

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

Founded in 2015 by Jay Kim, our Chief Executive Officer, Mr. Kim and his team launched Reborn Coffee with the vision of using the finest pure ingredients and pristine water. We currently serve customers through our 9 retail stores and 1 franchisee located in California, 1 store in Korea, and 1 store in Malaysia.

Reborn Coffee continues to elevate the high-end coffee experience, and we received 1st place traditional still in “America’s Best Cold Brew” competition by Coffee Fest in 2017 in Portland and 2018 in Los Angeles.

Current Operations

We have a production and distribution center at our headquarters that we use to process and roast coffee for wholesale and retail distribution.

We have the following ten retail coffee locations as of December 31, 2025:

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

Retail store revenues are recognized at the point of sale when payment is tendered. Retail store revenues are reported net of sales, use, or other transaction taxes collected from customers and remitted to taxing authorities. Sales taxes payable are recorded as accrued liabilities within other current liabilities. Retail store revenue represents approximately 73.5% of the Company’s total revenue.

●	Wholesale and Online Revenue

Wholesale and online revenues are recognized when products are delivered and title passes to the customer or to wholesale distributors. When customers pick up products at the Company’s warehouse or when products are delivered to wholesale distributors, title transfers and revenue is recognized at that time. Wholesale and online revenues represent approximately 1.4% of the Company’s total revenue.

●	Service Income – Reborn Logistics

Service income is primarily derived from Reborn Logistics’ freight forwarding and logistics services. The Company recognizes service revenue when shipment transactions are delivered. Each shipment transaction or service order generally represents a separate contract with a customer. A performance obligation is established once a customer agreement with an agreed-upon transaction price exists. The transaction price is typically fixed and is not contingent upon the occurrence or non-occurrence of future events, and payment is generally due within 45 to 60 days from the invoice date.

The Company’s transportation arrangements involve organizing the movement of freight to a customer’s destination. Transportation services, including certain ancillary services such as loading and unloading, freight insurance, and customs clearance, represent a single performance obligation, as these services are not distinct in the context of the contract. This performance obligation is satisfied and revenue is recognized as control of the services transfers to the customer during the transit period, as the customer’s goods move from origin to destination.

The Company evaluates whether it controls the transportation services provided to determine whether it is acting as a principal or an agent. The Company has determined that it acts as the principal in its transportation service arrangements, as it controls pricing, manages all aspects of the shipment process, and assumes the risks associated with delivery and collection. Accordingly, service income is presented on a gross basis in the consolidated statements of operations. Service income represents approximately 11.5% of the Company’s total revenue.

●	License Income

The Company has entered into license agreements that allow licensees to operate and market Reborn Coffee branded stores and products under the Reborn Coffee trademarks. Under these agreements, the Company provides ongoing services, including training, marketing support, system updates, and other operational assistance. As the Company is required to provide these ongoing services, license revenue is recognized over the term of the license agreement. License agreements typically have initial terms of three years and may be renewed for additional periods. License income represents approximately 13.6% of the Company’s total revenue.

Product, Food and Drink Costs – Stores, Wholesales and Online

Product, food and drink costs – stores and cost of sales – wholesale and online primarily include the costs of ingredients of food and beverage sold and related supplies used in customer service.  The wholesale and online sales also include costs of packaging and shipping.

Cost of service income – subcontractors (Reborn Logistics)

Cost of service income – subcontractors mainly represent the cost of independence contractors and third-party carriers in the performance of its freight forward and transportation services.

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

For the Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024.

	Years Ended December 31,
	2025		2024		Changes
	Amount	%	Amount	%	Amount	%
Net revenues:
Stores	$5,952,061	73.5%	$5,573,247	94.0%	$378,814	6.8%
Wholesale and online	113,577	1.4%	355,286	6.0%	(241,709)	(68.0)%
Service income	928,990	11.5%	-	0.0%	9288,990	100%
License income	1,100,000	13.6%	-	0.0%	1,100,000	100%
Total net revenues	8,094,628	100.0%	5,928,533	100.0%	2,165,095	36.5%

Operating costs and expenses:
Product, food and drink costs - stores	2,376,017	29.4%	2,204,574	37.2%	171,443	7.8%
Cost of service income - subcontractors	650,293	8.0%	-	0.0%	650,293	100%
General and administrative	7,751,594	95.8%	6,862,729	115.8%	888,865	13.0%
Professional fees	1,626,238	20.1%	693,563	11.7%	932,675	134.5%
Stock compensation expense	1,484,333	18.3%	787,213	13.3%	697,120	88.6%
Total operating costs and expenses	13,888,475	171.6%	10,548,079	177.9%	3,340,396	31.7%

Loss from operations	(5,793,847)	(71.6)%	(4,619,546)	(77.9)%	(1,174,301)	25.4%

Other income (expense):
Other income	146,508	1.8%	55,140	0.9%	91,368	165.7%
Interest expense including amortization of debt discount	(156,093)	(1.9)%	(215,140)	(3.6)%	59,047	(27.4)%
Interest expense - debt discount	(1,067,028)	(13.2)%	-	0.0%	(1,067,028)	100.0%
Gain on sale of property	45,673	0.6%	-	0.0%	45,673	100.0%
Loss on debt extinguishment	(722,972)	(8.9)%	-	0.0%	(722,972)	100.0%
Derivative expense	297,176	3.7%	-	0.0%	297,176	100.0%
Asset impairment loss	(1,647,229)	(20.3)%	(25,602)	(0.4)%	(1,621,627)	6334.0%
Total other expense, net	(3,103,965)	(38.3)%	(185,602)	(3.1)%	(2,918,363)	1572.4%

Loss before income taxes	(8,897,812)	(109.9)%	(4,805,148)	(81.1)%	(4,092,664)	85.2%

Provision for income taxes	109,279	1.4%	800	0.0%	108,479	13559.9%

Net loss	$(9,007,091)	-111.3%	$(4,805,948)	(81.1)%	$(4,201,143)	87.4%

Net Revenues – Revenues were approximately $8.1 million for the year ended December 31, 2025, compared to $5.9 million for the year ended December 31, 2024, representing an increase of approximately $2.1 million, or 36.5%. The increase in sales for the period was primarily driven by new stream of service income from Reborn logistics and the license income along with the continued focus on marketing efforts to grow brand recognition.

Product, Food and Drink Costs (stores) – Product, food and drink costs were approximately $2.4 million for the year ended December 31, 2025 compared to $2.2 million for the comparable period in 2024, representing an increase of approximately $0.2 million, or 7.8%. The increase in costs was mainly driven by the increase of product costs and the overall increase in sales for the period.

Costs of Service Income – Subcontractors – Costs of service income were approximately $0.7 million for the year ended December 31, 2025. The costs of service income – subcontractors were mainly representing the cost of independence contractors and third-party carriers in the performance of its freight forward and transportation services.

General and Administrative Expenses – General and administrative expenses were approximately $7.8 million for the year ended December 31, 2025 compared to $6.9 million for the comparable period in the prior year, representing an increase of approximately $0.9 million, or 13.0%. The increase was mainly caused by increased occupancy expenses and labor costs from the store locations.

Professional Fees – Professional fees were approximately $1.6 million for the year ended December 31, 2025 compared to $0.7 million for the comparable period in the prior year, representing an increase of approximately $0.9 million, or 134.5%. The increase was primarily related to legal and accounting services during 2025 in connection with the convertible debts and other related equity activities.

Stock Compensation Expenses – Stock compensation expenses were approximately $1.5 million for the year ended December 31, 2025 compared to $0.8 million for the comparable period in the prior year, representing an increase of approximately $0.7 million, or 88.6%. The increase was mainly driven by increased activities during 2025.

Other Expense – Other expense primarily includes debt discount, derivative expenses, gain on debt extinguishment and asset impairment loss. Other expense was $3.1 million for the year ended December 31, 2025 compared to $0.2 million for the year ended December 31, 2024, an increase of $2.9 million or 1,572.4%. The increase was contributed by $1.1 million of debt discounts expense from the convertible debt, $0.7 million of loss on debt extinguishment, $1.6 million of asset impairment loss, offset by other income of $0.3 million.

Liquidity and Capital Resources

We have a history of operating losses and negative cash flow in operating activities. We have incurred recurring net losses, including net losses from operations before income taxes of $8.9 million and $4.8 million for the years ended December 31, 2025 and 2024, respectively. We used $6.5 million and $3.5 million cash for operating activities during the years ended December 31, 2025 and 2024, respectively. These factors raise substantial doubt as to our ability to continue as a going concern, and our independent registered public accounting firm has included a going concern explanatory paragraph in our audit report for 2025.

On February 6, 2025, we entered into a Debenture Purchase Agreement with the purchasers named therein (the “Debenture Investors”). Under the Debenture Purchase Agreement, we agreed to issue 10% original issue discount secured convertible debentures (“Debentures”) in a principal amount of up to $10,000,000, divided into up to four separate tranches that are each subject to certain closing conditions (the “Debenture Transaction”). The conversion price per share of each Debenture, subject to adjustment as provided therein, is equal to 92.5% of the lowest daily VWAP (as defined in the Debentures) of our shares of common stock during the five trading day period ending on the trading day immediately prior to delivery or deemed delivery of the applicable Conversion Notice (as defined in the Debentures). The Debentures accrue interest at a rate of 10% per annum paid in kind, unless there is an event of default in which case the Debentures will accrue interest at a default rate.

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

As of the date of this Report, we have conducted four closings pursuant to the Debenture Purchase Agreement and sold Debentures in the aggregate principal amount of $ $4,166,665 for a purchase price of $3,750,000, representing an original issue discount of ten percent (10%). We also issued to the Debenture Investors 1,041,667 Debenture Warrants in connection with the closings. In addition, on March 31, 2026, we issued an additional 250,000 common stock purchase warrants to the Debenture Investor, which have an exercise price of $2.00 per share, in exchange for waiver and forbearance of certain terms under the Debentures, the details of which are set forth on Forms 8-K filed by the Company on April 6, 2026 and April 21, 2026.

In addition, we entered into an ELOC Purchase Agreement with Arena whereby, we may, subject to various terms and conditions, including, without limitation that we maintain an effective registration statement covering shares issuable pursuant to the ELOC Agreement, at our discretion, direct Arena to purchase up to $50.0 million of shares of our common stock under the ELOC Agreement from time-to-time. The purchase price per share for the shares of common stock that we may elect to sell to Arena under the ELOC Agreement will fluctuate based on the market prices of our common stock for each purchase made pursuant to the ELOC Agreement, if any. Accordingly, it is not currently possible to predict the number of shares that will be sold to Arena, the actual purchase price per share to be paid by Arena for those shares, if any, or the actual gross proceeds to be raised in connection with those sales. As of the date hereof, we have not drawn down on the ELOC Purchase Agreement.

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

To support our existing and planned business model, we need to raise additional capital to fund our future operations. We have not experienced any difficulty in raising funds through loans and have not experienced any liquidity problems in settling payables in the normal course of business and repaying loans when they fall due. Successful renewal of our loans, however, is subject to numerous risks and uncertainties. In addition, the increasingly competitive industry conditions under which we operate may negatively impact on our results of operations and cash flows. Additional financing is anticipated to fund our operations in near future. However, other than the ELOC Agreement and the Arena Debenture Transaction, there are no current agreements or understandings with regard to the form, time or amount of such financing and there is no assurance that any of these financing can be obtained or that we can continue as a going concern.

	Years Ended December 31,
	2025	2024
Statement of Cash Flow Data:
Net cash used in operating activities	(6,505,426)	(3,452,224)
Net cash used in investing activities	(2,976,195)	(977,217)
Net cash provided by financing activities	11,918,112	4,423,355

Cash Flows Used in Operating Activities

Net cash used in operating activities during the year ended December 31, 2025 was approximately $6.5 million, which mainly resulted from net loss of $9.1 million, non-cash charges of $1.5 million for stock compensation, $0.4 million for depreciation, $1.1 million debt discount expense, $1.6 million asset impairment loss and net cash inflows of $2.5 million from changes in operating assets and liabilities.

Net cash used in operating activities during the year ended December 31, 2024 was approximately $3.5 million, which resulted from net loss of $4.8 million, non-cash charges of $0.8 million for stock compensation, and $0.4 million for depreciation, and net cash inflows of $0.2 million from changes in operating assets and liabilities.

Cash Flows Used in Investing Activities

Net cash used in investing activities for the year ended December 31, 2025 was $3.0 million, which primarily resulted from $2.0 million of loan receivables from related party and $1.0 million of long-term prepayment.

Net cash used in investing activities for the year ended December 31, 2024 was $1.0 million. The expenditure is primarily related to purchases of property and equipment in connection with current and future location openings and maintaining our existing locations.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities during the year ended December 31, 2025 was $11.9 million, which was primarily due to proceeds from issuance of common stock, gain on debt settlement and issuance of convertible debt.

Net cash provided by financing activities during the year ended December 31, 2024 was $4.4 million, which was primarily due to proceeds from issuances of common stock and off-set by repayments of loans payable.

Credit Facilities

Economic Injury Disaster Loan

On May 16, 2020, we executed the EIDL Loan from the SBA under its EIDL assistance program in light of the impact of the COVID-19 pandemic on our business. As of December 31, 2025, the loan payable, EIDL Loan noted above is not in default.

Pursuant to the SBA Loan Agreement, we borrowed an aggregate principal amount of the EIDL Loan of $500,000, with proceeds to be used for working capital purposes. Interest accrues at the rate of 3.75% per annum and will accrue only on funds actually advanced from the date of each advance. Installment payments, including principal and interest, are due monthly beginning May 16, 2021 (twelve months from the date of the SBA Loan Agreement) in the amount of $731. The balance of principal and interest is payable thirty years from the date of the SBA Loan. In connection with this, we also received a $10,000 grant, which does not have to be repaid. During the year ended December 31, 2020, $10,000 was recorded in Economy injury disaster loan (EIDL) grant income in the Statements of Operations. The schedule of payments on this loan was later deferred to commence 24 months from the date of loan and we have paid the payments since May 2022.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2025. Based on such evaluation, our both of our Co-Chief Executive Officers and our Chief Financial Officer have concluded that as of December 31, 2025, our disclosure controls and procedures were ineffective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and (b) is accumulated and communicated to our management, including our Co-Chief Executive Officers, as appropriate, to allow timely decisions regarding any required disclosure.

Management has identified control deficiencies regarding inadequate accounting resources, the lack of segregation of duties and the need for a stronger internal control environment. Our management believes that these material weaknesses are due to the small size of our accounting staff. The small size of our outsourced accounting staff may prevent adequate controls in the future due to the cost/benefit of such remediation.

To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of external legal and accounting professionals. As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our financial statements may not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analyses and procedures in order to conclude that our financial statements for the year ended December 31, 2025 included in this Report were fairly stated in accordance with GAAP. Accordingly, management believes that despite our material weaknesses, our financial statements for the quarter ended December 31, 2025 are fairly stated, in all material respects, in accordance with GAAP.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the 2013 Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based upon this assessment, our Chief Executive Officer concluded that as of December 31, 2025 our internal controls over financial reporting were ineffective.

Management has identified such deficiencies regarding inadequate resources, the lack of segregation of duties and the need for a stronger internal control environment. Our management believes that these material weaknesses are due to the small size of our staff. The small size of our outsourced staff may prevent adequate controls in the future due to the cost/benefit of such remediation.

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

Item 9B. Other Information

Trading Plans

During the three months ended December 31, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Current Directors and Executive Officers

The following table provides information regarding our executive officers and members of our board of directors as of the date of this Report:

Name	Age	Position
Executive Officers
Jay Kim	64	Co-Chief Executive Officer and Director
Jung Jae Lim	58	Co-Chief Executive Officer and Director

Non-Employee Directors
Farooq M. Arjomand	68	Chairman of the Board of Directors and Director
Dennis R. Egidi	76	Director
Charles C. Jeong	61	Director
Mi Jeong Lee	54	Director
Alex Yeon	58	Director

Background of Executive Officers and Directors

Jay Kim, age 64, Co-Chief Executive Officer and Director

Mr. Kim has served as Co-Chief Executive Officer since March 2026. Mr. Kim served as our Chief Executive Officer from inception in 2014. On July 1, 2007, Mr. Kim previously founded Wellspring Industry, Inc., which created the yogurt distribution company “Tutti Frutti” and the bakery-café franchise “O’My Buns.” Tutti Frutti grew to approximately 700 agents worldwide that offered self-serve frozen yogurt. Mr. Kim sold the majority ownership of Wellspring to group of investors in 2017 to focus his efforts on Reborn Coffee.

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

Jung Jae Lim, age 58, Co-Chief Executive Officer

Jung Jae Lim has served as Co-Chief Executive Officer since March 2026. Mr. Lim brings more than 20 years of leadership experience in logistics and supply chain management to the Company, with a background overseeing large-scale operations, multi-node distribution networks, and end-to-end supply chain execution across multiple sectors. From 2001 to present, Mr. Lim has served as CEO of KCC Mexico Overseas Logistics, leading the company’s international logistics operations and developing extensive expertise in cross-border transportation and global supply chain systems. In addition, from 2004 to present, Mr. Lim has served as CEO of TJ America and TJ Korea Inc., further strengthening his experience in multinational logistics management and operational leadership. Jung Jae Lim received his Bachelor of Language and Literature from Dankook University.

Non-Employee Directors

Farooq M. Arjomand, age 68, Chairman of the Board of Directors

Farooq Arjomand has served as the Chairman of the Board of Directors of Reborn Global since January 2015, and took over as the Chairman of the Board of Reborn Coffee Inc. on May 7, 2018.  In 1984, he started his career as a banker with HSBC and gained experience across all departments—namely, private banking, corporate finance, trade services, and investment banking. During his stint with HSBC, he also became the founding member of Amlak Finance& Emmar Properties in 1997.  Mr. Arjomand founded the Arjomand Group of companies in 2000 and has served as chief executive officer since that company’s inception. Based in Dubai, the Arjomand Group conducts various activities including real estate, manufacturing, trades, financial activities and aviation across the GCC, Asia, Europe and the US.

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

Dennis R. Egidi, age 76, Director

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

Charles C. Jeong, age 61, Director

Charles C. Jeong has served as a director since February 2026. Mr. Jeong is the founder and owner of Charles C. Jeong & Co., an accounting and consulting firm providing financial audit, tax consulting, and tax compliance services. He has more than 25 years of experience as a Certified Public Accountant, serving clients across a wide range of industries. Prior to founding his firm, Mr. Jeong worked at Integral Business Consulting Group, where he provided accounting, tax, and advisory services. Throughout his career, Mr. Jeong has developed extensive expertise in financial reporting, regulatory compliance, tax strategy, and audit oversight. Mr. Jeong earned his master’s degree in accounting from Hanyang University. His background as a CPA and accounting firm principal provides valuable expertise in financial oversight, audit processes, and regulatory compliance.

Mi Jeong Lee, age 54, Director

Mi Jeong Lee has served as a director since February 2026. Ms. Lee has been retired since 2012. From 2000 to 2012. Ms. Lee served as an Accounting Manager at Tyson Foods, Inc. (USA), where she was responsible for financial reporting, compliance, and accounting operations within a global manufacturing environment. Prior to Tyson, Ms. Lee served as an account assistance manager at Pigeon Japan where she oversaw financial management, internal controls, and regulatory compliance for regional operations. She began her career in large-scale manufacturing and consumer goods industries, where she developed deep expertise in financial reporting, internal controls, and multinational financial operations. Ms. Lee earned her degree from Asian College. Her professional experience and international accounting expertise provide valuable insight into financial oversight, regulatory compliance, and multinational business operations.

Alex Yeon, age 58, Director

Alex Yeon has served as a director since March 2026. Since January 2026, Mr. Yeon has been a Partner at LJRC Partners Inc., where he has provided M&A advisory and complex financing structuring services for growth-oriented companies. From 2017 through 2025, Mr. Yeon served as a Tax Preparer and Consultant at Charles C. Jeong & Co., an accounting and consulting firm, where he provided tax advisory and preparation services for corporations. Prior to 2017, Mr. Yeon served as CEO of a prominent Korean investment firm, MUHAN Investment, Inc. and as an Investment Executive for UBS Financial Services. Mr. Yeon earned Bachelor of Science degree in 1995 from California State University, Long Beach and pursued a Master of Science at the University of Southern California. His background provides valuable expertise in financial oversight, audit processes, and regulatory compliance.

Family Relationships

There are no family relationships among any of our executive officers or directors.

Board Composition

Our business and affairs are managed under the direction of our board of directors, a majority of which are independent (i.e., Farooq M. Arjomand, Charles C. Jeong, Mi Jeong Lee, and Alex Yeon). We have seven directors with no vacancies. Our current directors will continue to serve as directors until their resignation, removal or successor is duly elected.

Our certificate of incorporation and our bylaws permit our board of directors to establish the authorized number of directors from time to time by resolution. Each director serves until the expiration of the term for which such director was elected or appointed, or until such director’s earlier death, resignation or removal.

Involvement in Certain Legal Proceedings

As of the filing of this Report on, there are no legal proceedings, and during the past ten years there have been no legal proceedings, that are material to an evaluation of the ability or integrity of any of our directors, director nominees or executive officers.

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

Audit Committee

As of the date of this filing, our audit committee consists of Farooq M. Arjomand, Mi Jeong Lee, and Alex Yeon. Each member of our audit committee can read and understand fundamental financial statements in accordance with applicable requirements. The chair of our audit committee is Farooq M. Arjomand, who our board of directors has determined is an “audit committee financial expert” within the meaning of SEC regulations. Our board of directors has determined that Alex Yeon is an “audit committee financial expert” within the meaning of SEC regulations. In arriving at these determinations, our board of directors has examined each audit committee member’s scope of experience and the nature of their employment in the corporate finance sector.

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

Compensation Committee

Our compensation committee consists of Farooq M. Arjomand and Charles C. Jeong. The chair of our compensation committee is Charles C. Jeong.

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

The board of directors will also consider director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of shareholders (or, if applicable, a special meeting of shareholders). Our shareholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our bylaws.

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

Code of Business Conduct and Ethics

In 2017, we adopted a Code of Business Conduct and Ethics that applies to all our employees, officers and directors. This includes our principal executive officer, principal financial officer and principal accounting officer or controller, or persons performing similar functions. The full text of our Code of Business Conduct and Ethics is posted on our website at www.reborncoffee.com. We intend to disclose on our website any future amendments of our Code of Business Conduct and Ethics or waivers that exempt any principal executive officer, principal financial officer, principal accounting officer or controller, persons performing similar functions or our directors from provisions in the Code of Business Conduct and Ethics. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Report, and you should not consider information on our website to be part of this Report.

Insider Trading Policy

Our Code of Business Conduct and Ethics contains an insider trading policy that governs the purchase, sale, and other disposition of our securities by our directors, officers, employees and other individuals associated with us, as well as by the Company itself, that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to us. A copy of our Code of Business Conduct and Ethics is filed as Exhibit 19.1 to this Report .

Clawback Policy

Our board of directors has adopted a clawback policy, which provides that in the event we are required to prepare an accounting restatement due to noncompliance with any financial reporting requirements under the securities laws or otherwise erroneous data or we determine there has been a significant misconduct that causes financial or reputational harm, we shall recover a portion or all of any incentive compensation. The policy is filed as Exhibit 97.1 to this Report.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our shares of common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner, except for a late Form 3 filing for each of Mr. Lim, Mr. Jeong, Ms. Lee, and Mr. Yeon.

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

Objective of Executive Compensation Program

The objective of our compensation program is to provide a fair and competitive compensation package in the industry to each named executive officer (“NEO”) that will enable us to:

●	attract and hire outstanding individuals to achieve our mid-term and long-term visions;

●	motivate, develop and retain employees; and

●	align the financial interests of each named executive officer with the interests of our stakeholders including shareholders and encourage each named executive officer to contribute to enhance value of the Company.

Our named executive officers for the year 2025, which consist of our principal executive officer and our two highest compensated executive officers, were:

●	Jay Kim, Co-Chief Executive Officer; and

●	Stephane Kim, Former Chief Financial Officer

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

Equity Compensation

We may pay equity-based compensation to our NEOs in order to link our long-term results achieved for our shareholders and the rewards provided to NEOs, thereby ensuring that such NEOs have a continuing stake in our long-term success.

General Benefits

Our NEOs are provided with other fringe benefits that we believe are commonly provided to similarly situated executives.

Summary Compensation Table – Officers

The following table sets forth information concerning the compensation of our NEOs for the years ended December 31, 2025 and December 31, 2025.

		Salary	Bonus	Stock Awards	Option Awards	Non-equity Incentive plan compensation	Change in Pension Value and Nonqualified deferred compensation	All other Compensation	Total
Name and principal position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Jay Kim Co-Chief Executive Officer	2025	$162,000	-0-	-0-	-0-	-0-	-0-	-0-	$162,000

Stephan Kim Former Chief Financial Officer(1)	2025	$124,000	-0-	-0-	-0-	-0-	-0-	-0-	$124,000

Jay Kim Co-Chief Executive Officer	2024	$162,000	-0-	-0-	-0-	-0-	-0-	-0-	$162,000

Stephan Kim Former Chief Financial Officer	2024	$124,000	-0-	-0-	-0-	-0-	-0-	-0-	$124,000

(1)	Mr. Stephan Kim resigned as our Chief Financial Officer effective October 31, 2025.

Employment Agreements

We do not currently have employment agreements with any of our NEOs.

Timing of Option Awards

We provide the following discussion of the timing of option awards in relation to the disclosure of material nonpublic information, as required by Item 402(x) of Regulation S-K. We have no policy or practice regarding option grant timing because we do not grant, and have not granted, options to our NEOs. We have not timed the disclosure of material nonpublic information to affect the value of executive compensation. During 2025, we did not grant any stock options to the NEOs during any period beginning four business days before the filing of a periodic report on Form 10-Q or Form 10-K or the filing or furnishing of a current report on Form 8-K disclosing material non-public information (other than a current report on Form 8-K disclosing a material new stock option award under Item 5.02(e) of such Form 8-K), and ending one business day after the filing or furnishing of such report with the SEC.

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2025, there were no outstanding equity awards for each of the NEOs.

Director Compensation

No compensation was paid to our non-employee directors for services rendered during the years ended December 31, 2025 and 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth, as of March 31, 2026, information regarding beneficial ownership of our capital stock by:

●	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our common stock;

●	each of our directors;

●	each of our NEOs; and

●	all of our current executive officers, directors and director nominees as a group.

In the table below, percentage ownership is based on 8,213,455 shares of our Common Stock issued and outstanding as of March 31, 2026.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants or rights as these warrants and rights are not exercisable or convertible within 60 days of the date of this Report.

Except as otherwise noted below, the address for each person or entity listed in the table is c/o Reborn Coffee Inc., 580 N. Berry St. Brea, CA 92821.

	Number of Shares	Percentage of Shares
Name of Beneficial Owner	Beneficially Owned	Beneficially Owned
5% or Greater Shareholders
Arena Investors, LP(1)	911,592	9.99%
Directors and Named Executive Officers
Charles C. Jeong, Director	1,192,661	14.5%
Jay Kim, Co-Chief Executive Officer and Director	522,057	6.4%
Stephan Kim, Former Chief Financial Officer	87,190	1.1%
Farooq M. Arjomand, Chairman of the Board	633,165	7.7%
Dennis R. Egidi, Director	578,868	7.0%
Jung Jae Lim, Co-Chief Executive Officer and Director	-	-
Mi Jeong Lee, Director	-	-
Alex Yeon, Director	-	-

All directors, directors nominees and executive officers as a group (7 persons):	2,926,751	35.6%

(1)	Arena Investors, LP (“Arena”) filed a Schedule 13G/A on August 14, 2025, disclosing the beneficial ownership of shares of our common stock underlying derivative securities that can be exercised/converted within 60 days of the date of this Report. The derivative securities may not convert or be exercised, and we may not issue or sell any our shares of common stock to Arena, when aggregated with all other our common stock then beneficially owned by Arena, would cause Arena’s beneficial ownership of our shares of common stock to exceed 9.99% (the “Beneficial Ownership Limitation”). Due to the Beneficial Ownership Limitation, notwithstanding the maximum number of shares and percentage reflected above, Arena’s beneficial ownership of our shares of common stock at any time will not exceed 9.99% of our outstanding shares of common stock, or 911,592 shares based on our shares of common stock outstanding as of March 31, 2026, plus the issuance of such 911,592 shares. The Schedule 13G/A filed on August 14, 2025 was filed by: (i) Arena, who serves as subadvisor to Arena Global (as defined below) and as investment manager to ASOFM2 and ASOPIII (each as defined below); (ii) Arena Investors GP, LLC, who serves as the general partner of the Arena (the “IM General Partner”); (iii) Arena Business Solutions Global SPC II, LTD (“Arena Global”); (iv) Arena Special Opportunities (Offshore) Master II, LP (“ASOFM2”); (v) Arena Special Opportunities Partners (Offshore) GP II, LLC, who serves as the general partner of ASOFM2 (the “ASOFM2 General Partner”); (vi) Arena Special Opportunities Partners III, LP (“ASOPIII”; and collectively with Arena Global and ASOFM2, the “Arena Funds”); and (vii) Arena Special Opportunities Partners III GP, LLC, who serves as the general partner of ASOPIII (the “ASOPIII General Partner”). The Arena Funds are private investment vehicles and directly beneficially own the common stock reported in this Schedule 13G/A Arena and the IM General Partner may be deemed to beneficially own the common stock directly beneficially owned by the Arena Funds. The ASOFM2 General Partner may be deemed to beneficially own the common stock directly beneficially owned by ASOFM2. The ASOPIII General Partner may be deemed to beneficially own the common stock directly beneficially owned by ASOPIII. Each reporting person disclaims beneficial ownership with respect to any common stock other than the common stock directly beneficially owned by such reporting person.

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

Director Independence

Nasdaq rules require that a majority of the board of directors of a company listed on Nasdaq be composed of “independent directors,” which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. In addition, the director must not be precluded from qualifying as independent under the per se bars set forth by the Nasdaq rules. Our Board has undertaken a review of its composition, the composition of its committees and the independence of our directors and considered whether any director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our Board of Directors has determined that each of the directors on our Board, other than Jay Kim, Dennis R. Egidi, and Charles C. Jeong, are independent directors under the Nasdaq listing rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

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

Our certificate of incorporation contains provisions that limit the liability of our current and former directors for monetary damages to the fullest extent permitted by Delaware law. Additionally, a director is not personally liable for monetary damages for breach of fiduciary duty as a director (i) for any breach of his or her duty of loyalty to the Company or its shareholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of the law, (iii) under Section 174 of the General Corporation Law of the State of Delaware, or (iv) for any transaction from which the director derives an improper personal benefit.

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

The limitation of liability and indemnification provisions in our certificate of incorporation and bylaws may discourage shareholders from bringing a lawsuit against our directors for breach of their fiduciary duty. They may also reduce the likelihood of derivative litigation against our directors and officers, even though an action, if successful, might benefit us and other shareholders. Further, a shareholder’s investment may be adversely affected to the extent that we pay the costs of settlement and damage awards against directors and officers as required by these indemnification provisions.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted for directors, executive officers or persons controlling us, we have been informed that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Item 14. Principal Accountant Fees and Services

We have appointed BCRG Group (“BCRG”) to serve as our independent registered public accounting firm for the fiscal year ending December 31, 2025. BCRG has served as our independent registered public accounting firm since May 2024.

Fees Billed to the Company in fiscal years 2025 and 2024

The following table sets forth the fees billed to us by our auditor, BCRG, for professional services rendered during the fiscal years ended December 31, 2025 and 2024:

	Year ended December 31, 2025	Year ended December 31, 2024
Audit fees(1)	$130,000	$125,000
Audit related fees(2)	-	-
Tax fees(3)	-	-
Total	130,000	$125,000

(1)	Audit Fees — Audit fees consist of fees billed for the audit of our annual financial statements and the review of the interim consolidated financial statements.
(2)	Audit-Related Fees — These consisted principally of the aggregate fees related to audits that are not included Audit Fees.
(3)	Tax Fees — Tax fees consist of aggregate fees for tax compliance and tax advice, including the review and preparation of our various jurisdictions’ income tax returns.

Pre-Approval Policies and Procedures

The Audit Committee has the authority to appoint or replace our independent registered public accounting firm (subject, if applicable, to shareholder ratification). The Audit Committee is also responsible for the compensation and oversight of the work of the independent registered public accounting firm (including resolution of disagreements between management and the independent registered public accounting firm regarding financial reporting) for the purpose of preparing or issuing an audit report or related work. The independent registered public accounting firm was engaged by, and reports directly to, the Audit Committee.

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

(b)	Exhibits

EXHIBIT INDEX

3.1	Certificate of Incorporation (Delaware), dated July 27, 2022 (incorporated by reference to Exhibit 3.1 to Amendment No. 5 to our Registration Statement on Form S-1 filed on August 2, 2022)
3.2	Bylaws of Registrant (Delaware) (incorporated by reference to Exhibit 3.2 to Amendment No. 5 to our Registration Statement on Form S-1 filed on August 2, 2022)
3.3	Certificate of Amendment to Certificate of Incorporation filed with the Secretary of State of the State of Delaware on January 12, 2024 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on January 16, 2024)
4.1	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.3 to our Annual Report on Form 10-K filed on March 28, 2024)
4.2	Specimen Common Stock Certificate (Delaware) (incorporated by reference to Exhibit 4.1 to Amendment No. 5 to our Registration Statement on Form S-1 filed on August 2, 2022)
4.3	Form of Representative’s Warrant (incorporated by reference to Exhibit 4.5 to Amendment No. 2 to our Registration Statement on Form S-1 filed on April 18, 2022)
4.4	Warrant to Purchase Common Shares issued May 20, 2024, by Reborn Coffee Inc. to EFF HUTTON YA FUND, LP (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on May 23, 2024)
4.5	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on February 12, 2025)
10.1	Share Exchange Agreement, dated May 7, 2018 by and among Capax, Reborn and each of the RB shareholders (incorporated by reference to Exhibit 10.1 to Amendment No. 2 to our Registration Statement on Form S-1 filed on April 18, 2022)
10.2	Form of Letter Agreement (Lockup) by and among Registrant, officers and directors of Registrant and EF Hutton (incorporated by reference to Exhibit 10.2 to Amendment No. 2 to our Registration Statement on Form S-1 filed on April 18, 2022)
10.3+	Form of Director and Officer Indemnity Agreement (incorporated by reference to Exhibit 10.3 to Amendment No. 2 to our Registration Statement on Form S-1 filed on April 18, 2022)
10.4	Shopping Center Lease by and between Reborn Global Holdings, Inc. and La Floresta Regency, LLC, effective July 25, 2016 (incorporated by reference to Exhibit 10.4 to Amendment No. 2 to our Registration Statement on Form S-1 filed on April 18, 2022)
10.5	Standard Industrial/ Commercial Multi-Tenant Lease, as amended, by and between Reborn Global Holdings, Inc. and Foothill Crescenta, LLC, effective December 6, 2016 (incorporated by reference to Exhibit 10.5 to Amendment No. 2 to our Registration Statement on Form S-1 filed on April 18, 2022)
10.6	Shopping Center Lease by and between Reborn Global Holdings, Inc. and Sibling Associates, LLC, effective July 12, 2017 (incorporated by reference to Exhibit 10.6 to Amendment No. 2 to our Registration Statement on Form S-1 filed on April 18, 2022)
10.7	Standard Lease by and between Reborn Global Holdings, Inc. and El Toro, LP, effective February 12, 2021 (incorporated by reference to Exhibit 10.7 to Amendment No. 2 to our Registration Statement on Form S-1 filed on April 18, 2022)
10.8	Long Term Kiosk License Agreement by and between Reborn Global Holdings, Inc. and Tyler Mall Limited Partnership, effective February 4, 2021 (incorporated by reference to Exhibit 10.8 to Amendment No. 2 to our Registration Statement on Form S-1 filed on April 18, 2022)
10.9	Long Term Kiosk License Agreement by and between Reborn Global Holdings, Inc. and Stonestown Shopping Center, LP, effective December 22, 2020 (incorporated by reference to Exhibit 10.9 to Amendment No. 2 to our Registration Statement on Form S-1 filed on April 18, 2022)
10.10	Long Term Kiosk License Agreement by and between Reborn Global Holdings, Inc. and Glendale I Mall Associates, LP, effective October 27, 2020 (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to our Registration Statement on Form S-1 filed on April 18, 2022)

10.11	Form of Subscription Agreement (Regulation A+ Offering) (incorporated by reference to Exhibit 10.11 to Amendment No. 2 to our Registration Statement on Form S-1 filed on April 18, 2022)
10.12	Amendment to Share Exchange Agreement, dated January 25, 2022, by and among Reborn Coffee Inc., Andrew Weeraratne and each of the former shareholders of Reborn Global Holdings, Inc., a California corporation (incorporated by reference to Exhibit 10.10 to Amendment No. 5 to our Registration Statement on Form S-1 filed on August 2, 2022)
10.13+	Offer of Employment by and between the Company and Stephan Kim, dated July 27, 2022 (incorporated by reference to Exhibit 10.11 to Amendment No. 5 to our Registration Statement on Form S-1 filed on August 2, 2022)
10.14	Form of Securities Subscription Agreement entered into between Reborn Coffee, Inc. and three investors between May 28, 2024 and June 21, 2024 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 29, 2024)
10.15	Convertible Promissory Note issued August 29, 2024, by Reborn Coffee, Inc. to Quen Inno Tech Co., Ltd. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on August 29, 2024)
10.16	Securities Purchase Agreement by and between Reborn Coffee, Inc. and 1800 Diagonal Lending LLC dated January 6, 2025 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 10, 2025)
10.17†	Promissory Note dated January 6, 2025 issued by Reborn Coffee, Inc. to 1800 Diagonal Lending LLC (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on January 10, 2025)
10.18†	Form of Securities Purchase Agreement by and between Reborn Coffee, Inc. and the Debenture Investors dated February 6, 2025 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 12, 2025)
10.19	Form of 10% Original Issue Discount Secured Convertible Debenture (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on March 31, 2025)
10.20†	Form of Security Agreement between Reborn Coffee, Inc., its subsidiaries and the Debenture Investors dated February 10, 2025 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on February 12, 2025)
10.21	Form of Guarantee Agreement between the subsidiaries of Reborn Coffee, Inc. and the Debenture Investors dated February 10, 2025 (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on February 12, 2025)
10.27	Form of Registration Rights Agreement between Reborn Coffee, Inc. and the Debenture Investors dated February 10, 2025 (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on February 12, 2025)
10.28	Global Amendment to 10% Original Issue Discount Secured Convertible Debentures by and between Reborn Coffee, Inc. and the Arena Investors, dated March 28, 2025 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on March 31, 2025)
10.29†	Amendment to Securities Purchase Agreement by and between Reborn Coffee, Inc. and the Arena Investors dated March 28, 2025 (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on March 31, 2025)
10.30†	Side Letter by and between Reborn Coffee, Inc. and the Arena Investors dated July 31, 2025 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on August 1, 2025)
10.31†	Securities Subscription Agreement by and between Charles Jeong and the Company, dated October 20, 2025 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 25, 2025)
10.32†	Warrant Exchange and Termination Agreement by and among Reborn Coffee, Inc. and the Arena Investors dated December 31, 2025 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 5, 2026)
10.33†	Purchase Agreement between Reborn Coffee, Inc. and Arena Business Solutions Global SPC II, Ltd, dated as of February 10, 2025 (incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed on February 12, 2025)
19.1	Code of Business Conduct and Ethics (Insider Trading Policy) (incorporated by reference to Exhibit 19.1 to our Annual Report on Form 10-K filed on March 31, 2025)
21.1*	Subsidiaries of Registrant
31.1*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Reborn Coffee, Inc. Clawback Policy (incorporated by reference to Exhibit 97.1 to our Annual Report on Form 10-K filed on March 28, 2024)
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.
+	Denotes a management contract or compensatory plan or arrangement.
†	Schedules and exhibits to this Exhibit omitted pursuant to Regulation S-K Item 601(b)(2). The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

Item 16. Form 10-K Summary

Not applicable.

Report of Independent Registered Public Accounting Firm

To the Board of Directors,

and Shareholders of Reborn Coffee, Inc. and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Reborn Coffee, Inc. and Subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related statement of operations, shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As described in Notes to the consolidated financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note to the consolidated financial statements. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Issuance and Conversion of Senior Convertible Promissory Note (the “Notes”)

In February 2025, the Company issued 10% Original Issue Discount Secured Convertible Debentures to Arena Investors in an aggregate principal amount of $3,750,000, sold for a purchase price of $4,166,665, along with 1,041,667 warrants In December 2025, all warrants were terminated and exchanged for an aggregate of 185,771 shares of Common Stock to be issued pursuant to a Warrant Exchange and Termination Agreement.

We identified the issuance and subsequent conversion of these notes as a critical audit matter due to the complexity of the financial instruments and the significant auditor judgment required. Auditing these matters involved extensive procedures and effort to evaluate management’s accounting conclusions and application of the relevant guidance.

The primary procedures we performed to address this critical audit matter included:

●	Reviewed and evaluated the terms of the Securities Purchase Agreement, individual Debenture agreements, and Warrant Termination Agreement

●	Assessed management’s accounting conclusions regarding embedded derivative bifurcation under ASC 815

●	Involved valuation specialists to independently evaluate the Monte Carlo model, including a review of key assumptions (volatility, VWAP inputs, expected term)

●	Tested the completeness and accuracy of journal entries related to OID amortization (effective interest method), PIK interest accrual, and warrant liability remeasurement

●	Evaluated the accounting for the December 2025 warrant exchange, including derecognition of the liability, fair value of shares issued, and gain/loss recognition

●	Reviewed financial statement disclosures for completeness and compliance with ASC 470, ASC 815, and ASC 820

/s/ BCRG Group

(PCAOB ID 7158)

We have served as the Company’s auditor since 2024.

Irvine, CA

April 22, 2026

REBORN COFFEE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31,	2025	2024

ASSETS
Current assets:
Cash and cash equivalents	$2,594,716	$158,215
Accounts receivable, net of allowance for doubtful accounts of $75,689 and $0, respectively	946,996	67,309
Accounts receivable from related party	728,990	-
Inventories, net	58,435	169,615
Prepaid expense and other current assets	550,000	467,613
Loan receivable from related party	2,000,000	-
Total current assets	6,879,137	862,752
Property and equipment, net	2,894,893	4,080,004
Operating lease right-of-use asset	2,160,871	2,653,179
Long-term prepayment	1,000,000	-
Other assets	246,189	193,188
Total assets	$13,181,090	$7,789,123

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$561,457	$558,444
Accrued expenses and current liabilities	815,245	774,826
Loan payable to shareholder	70,000	-
Loans payable to financial institutions, current	109,247	111,300
Loans payable to others	279,026	427,073
Loan payable to related party	153,605	-
Convertible debt, net of debt discount of $900,198	3,266,467	-
Derivative liability	503,384	-
Loan payable, emergency injury disaster loan, current	22,452	30,060
Loan payable, payroll protection program, current	26,307	37,494
Operating lease liabilities, current	879,416	844,177
Total current liabilities	6,686,606	2,783,374
Loan payable, emergency injury disaster loan, net of current	469,940	469,940
Loan payable, payroll protection program, net of current	25,718	26,307
Operating lease liabilities, net of current	1,352,961	1,906,760
Total liabilities	8,535,225	5,186,381

Commitments and Contingencies (Note 13)

Shareholders’ equity
Common Stock, $0.0001 par value, 40,000,000 shares authorized; 7,850,601 and 4,274,508 shares issued and outstanding, respectively	785	428
Common stock issuable, $0.0001 par value, 170,000 and 294,000 shares issuable, respectively	850,000	1,470,000
Preferred Stock, $0.0001 par value, 1,000,000 shares authorized; no shares issued and outstanding	-	-
Additional paid-in capital	34,365,043	22,674,095
Accumulated deficit	(30,704,112)	(21,562,872)
Accumulated other comprehensive income	-	21,091
Non-controlling interest in subsidiary	134,149	-
Total shareholders’ equity	4,645,865	2,602,742

Total liabilities and shareholders’ equity	$13,181,090	$7,789,123

See accompanying notes to consolidated financial statements.

REBORN COFFEE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	December 31,
	2025	2024
Net revenues:
Stores	$5,952,061	$5,573,247
Wholesale and online	113,577	355,286
Service income – related party	928,990	-
License income	1,100,000	-
Total net revenues	8,094,628	5,928,533

Operating costs and expenses:
Product, food and drink costs - stores, wholesale and online	2,376,017	2,204,574
Cost of service income – subcontractors, related party	650,293	-
General and administrative	7,751,594	6,862,729
Professional fees	1,626,238	693,563
Stock compensation expense	1,484,333	787,213
Total operating costs and expenses	13,888,475	10,548,079

Loss from operations	(5,793,847)	(4,619,546)

Other income (expenses):
Other income	146,508	55,140
Interest expense	(156,093)	(215,140)
Interest expense - debt discount	(1,067,028)	-
Gain on sale of property	45,673	-
Loss on debt extinguishment	(722,972)	-
Derivative expense	297,176	-
Asset impairment loss	(1,647,229)	(25,602)
Total other expenses, net	(3,103,965)	(185,602)

Loss before income taxes	(8,897,812)	(4,805,148)

Provision for income taxes	109,279	800

Net loss	(9,007,091)	(4,805,948)

Net income attributable to non-controlling interest	134,149	-

Net loss attributable to Reborn Coffee shareholders	$(9,141,240)	$(4,805,948)

Per common share basic and diluted:

Net loss per common share attributable to Reborn Coffee shareholders, basic and diluted	$(1.73)	$(1.66)

Number of weighted average shares - basic and diluted	5,294,587	2,896,960

See accompanying notes to consolidated financial statements.

REBORN COFFEE, INC. AND SUBSIDIARIES

CONSOLIDATED SHAREHOLDERS’ EQUITY

								Accumulated
	Common Stock		Common Stock Issuable		Additional Paid-in	Accumulated	Non-controlling	Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Income	Equity
Balance as of December 31, 2023	1,866,174	$187	-	$-	$17,603,143	$(16,756,924)	$-	$-	$846,406

Net loss	-	-	-	-	-	(4,805,948)	-	-	(4,805,948)
Stock compensation - issuance for services	57,512	6	-	-	187,146	-	-	-	187,152
Stock compensation - issuances to employees	267,370	27	-	-	600,034	-	-	-	600,061
Issuances of common stock	2,083,452	208	-	-	4,283,772	-	-	-	4,283,980
Common stock issuable	-	-	294,000	1,470,000	-	-	-	-	1,470,000
Foreign currency translation	-	-	-	-	-	-	-	21,091	21,091

Balance as of December 31, 2024	4,274,508	$428	294,000	$1,470,000	$22,674,095	$(21,562,872)	$-	$21,091	2,602,742

								Accumulated
	Common Stock		Common Stock Issuable		Additional Paid-in	Accumulated	Non-controlling	Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Income	Equity
Balance as of December 31, 2024	4,274,508	$428	294,000	$1,470,000	$22,674,095	$(21,562,872)	$-	$21,091	$2,602,742

Stock compensation expense	1,101,231	110	-	-	1,484,223	-	-	-	1,484,333
Issuances of common shares from sale of common stock	1,835,994	184	-	-	8,379,816	-	-	-	8,380,000
Common shares issued from shares issuable	124,000	12	(124,000)	(620,000)	619,988	-	-	-	-
Common shares issued for settlement of debt	514,868	51	-	-	1,206,921	-	-	-	1,206,972
Foreign currency translation	-	-	-	-	-	-	-	(21,091)	(21,091)
Net loss	-	-	-	-	-	(9,141,240)	134,149	-	(9,007,091)

Balance as of December 31, 2025	7,850,601	$785	170,000	$850,000	$34,365,043	$(30,704,112)	$134,149	$-	$4,645,865

See accompanying notes to consolidated financial statements.

REBORN COFFEE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,	2025	2024

Cash flows from operating activities:
Net loss	$(9,141,240)	$(4,805,948)
Non-controlling interest net income	134,149	-
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock compensation expense	1,484,333	787,213
Loss on settlement of debt	722,972
Interest expense - amortization of debt discount	1,067,028	-
Operating lease	(26,252)	(64,180)
Asset impairment loss	1,647,229	25,602
Loss on disposal of assets	(45,673)	-
Depreciation	449,585	391,263
Derivative expense	(297,176)	-
Changes in operating assets and liabilities:
Decrease in accounts receivable	(1,608,677)	(10,371)
Increase in inventories	111,180	15,446
Decrease in prepaid expense and other assets	(135,388)	98,433
Decrease in accounts payable	(907,915)	(53,218)
Increase in accrued expenses and liabilities	40,419	163,536
Net cash used in operating activities	(6,505,426)	(3,452,224)

Cash flows from investing activities:
Acquisition of property and equipment	(51,195)	(1,109,374)
Proceeds from sale of assets	75,000	132,157
Long-term prepayment	(1,000,000)	-
Loan receivables from related party	(2,000,000)	-
Net cash used in investing activities	(2,976,195)	(977,217)

Cash flows from financing activities:
Net proceeds from loan payable to others	(148,045)	(181,954)
Net borrowings from related party	637,605	-
Proceeds from issuances of common stock	8,380,000	4,283,980
Proceeds from common stock issuable	-	1,470,000
Proceeds from loan payable to shareholder	70,000	(100,000)
Borrowings from convertible debt	2,999,999	-
Repayments from loan payable to financial institutions	(2,053)	(1,015,199)
Repayments on loan payable to PPP	(19,384)	(33,472)
Net cash provided by financing activities	11,918,122	4,423,355

Net increase (decrease) in cash	2,436,501	(6,086)

Cash at beginning of year	158,215	164,301

Cash at end of year	$2,594,716	$158,215

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$75,215	$134,781
Income taxes	$109,279	$1,600

See accompanying notes to consolidated financial statements.

REBORN COFFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS

Reborn Coffee, Inc. (“Reborn”) was incorporated in the State of Florida in January 2018. In July 2022, Reborn was migrated from Florida to Delaware, and filed a certificate of incorporation with the Secretary of State of the State of Delaware having the same capitalization structure as the Florida predecessor entity. Reborn has the following wholly owned subsidiaries:

●	Reborn Global Holdings, Inc. (“Reborn Holdings”), a California Corporation incorporated in November 2014. Reborn Holdings is engaged in the operation of wholesale distribution and retail coffee stores in California to sell a variety of coffee, tea, Reborn brand name water and other beverages along with bakery and dessert products.

●	Reborn Coffee Franchise, LLC (the “Reborn Coffee Franchise”), a California limited liability corporation formed in December 2020, is a franchisor providing premier roaster specialty coffee to franchisees or customers. Reborn Coffee Franchise continues to develop the Reborn Coffee system for the establishment and operation of Reborn Coffee stores using one or more Reborn Coffee marks. Reborn Coffee Franchise have one franchise as of December 31, 2025.

●	Reborn Realty, LLC (the “Reborn Realty”), a California limited liability corporation formed in March 2023, is an entity which acquired a real property located in Brea, California.

●	Reborn Coffee Korea, Inc. (the “Reborn Korea”) – a Korea corporation located in Daejeon, South Korea formed in October 2023, is a wholly owned subsidiary of Reborn Holdings.

●	Reborn Malaysia, Inc. (the “Reborn Malaysia”) – a Malaysian corporation located in Kuala Lumpur, Malaysia formed in October 2023, is majority owned subsidiary of Reborn Holdings with one retail coffee store under the brand name of Reborn Coffee.

●	Reborn Logistics, Inc. (the “Reborn Logistics”) – a California corporation incorporated in September 2025. Reborn Logistics provides comprehensive freight forwarding, transportation and logistics services. Reborn holds a 51% interest in Reborn Logistics.

Reborn Coffee, Inc., Reborn Global Holdings, Inc., Reborn Coffee Franchise, LLC, Reborn Realty, LLC, Reborn Korea, Reborn Malaysia and Reborn Logistics will be collectively referred as the “Company”.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $30.7 million at December 31, 2025, and had a net loss before income taxes of $8.9 million and net cash used in operating activities of $6.5 million for the year ended December 31, 2025. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

To support its existing and planned business model, the Company needs to raise additional capital to fund our future operations. The Company has not experienced any difficulty in raising funds through loans and has not experienced any liquidity problems in settling payables in the normal course of business and repaying loans when they fall due. Successful renewal of our loans, however, is subject to numerous risks and uncertainties. In addition, the increasingly competitive industry conditions under which we operate may negatively impact on our results of operations and cash flows. Additional financing is anticipated to fund the Company’s operations in near future. There is no assurance that any of this financing can be obtained or that the Company can continue as a going concern.

Reporting

The consolidated financial statements include Reborn Coffee, Inc., its wholly owned subsidiaries and majority owned subsidiary as of and for the years ended December 31, 2025 and 2024.

Basis of Presentation and Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements include the accounts of Reborn Coffee, Inc. and its wholly owned subsidiaries, as well as a variable interest entity, Reborn Logistics, Inc., in which the Company holds a 51% ownership interest. All significant intercompany balances, transactions, and profits have been eliminated upon consolidation.

Non-controlling interest presented in the consolidated balance sheets represents the equity interest in Reborn Logistics not attributable to the Company. The net income (loss) of consolidated subsidiaries or variable interest entities that are not wholly owned is allocated between the Company and the non-controlling interest holders based on their respective ownership interests.

Segment Reporting

FASB ASC Topic 280, Segment Reporting, requires public companies to report financial and descriptive information about their reportable operating segments. Operating segments are identified based on the manner in which the Company’s chief operating decision maker (“CODM”) evaluates financial information, business activities, and performance results.

Management has identified two reportable operating segments: (i) Reborn Coffee, which includes both wholesale and retail sales of coffee, water, and other beverages, and (ii) Reborn Logistics, which provides freight forwarding services. The Company’s franchisor subsidiary was not material for the years ended December 31, 2025 and 2024.

The Company’s CODM is its Chief Executive Officer. The CODM evaluates segment performance primarily based on revenues, income from operations, and other income (expense). Assets by segment are not reviewed by the CODM in assessing segment performance and, accordingly, are not disclosed.

The following table presents a summary of operating performance by reportable segment for the periods indicated:

	Reborn Coffee	Reborn Logistics	Others / Elimination	Total
Revenue	7,165,638	928,990		8,094,628
Income (loss) from operations	(6,071,740)	273,774	4,119	(5,793,847)
Other income (expenses)	(2,659,746)		(444,219)	(3,103,965)

The Company generates revenues from two geographic areas, consisting of North America and Asia. The following enterprise-wide disclosure is prepared on a basis consistent with the preparation of the consolidated financial statements. The following table contains certain financial information by geographic area:

Years Ended December 31,	2025	2024

Net Revenues:
North America	$8,094,628	$5,928,533
Asia	-	260,131
Total net revenue	$8,094,628	$5,928,533

December 31,	2025	2024

Long-lived asset, net:
North America	$2,894,893	$3,352,911
Asia	-	727,093
Total long-lived asset, net	$2,894,893	$4,080,004

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

Retail store revenues are recognized at the point of sale when payment is tendered. Retail store revenues are reported net of sales, use, or other transaction taxes collected from customers and remitted to taxing authorities. Sales taxes payable are recorded as accrued liabilities within other current liabilities. Retail store revenue represents approximately 73.5% of the Company’s total revenue.

●	Wholesale and Online Revenue

Wholesale and online revenues are recognized when products are delivered and title passes to the customer or to wholesale distributors. When customers pick up products at the Company’s warehouse or when products are delivered to wholesale distributors, title transfers and revenue is recognized at that time. Wholesale and online revenues represent approximately 1.4% of the Company’s total revenue.

●	Service Income – Reborn Logistics

Service income is primarily derived from Reborn Logistics’ freight forwarding and logistics services. The Company recognizes service revenue when shipment transactions are delivered. Each shipment transaction or service order generally represents a separate contract with a customer. A performance obligation is established once a customer agreement with an agreed-upon transaction price exists. The transaction price is typically fixed and is not contingent upon the occurrence or non-occurrence of future events, and payment is generally due within 45 to 60 days from the invoice date.

The Company’s transportation arrangements involve organizing the movement of freight to a customer’s destination. Transportation services, including certain ancillary services such as loading and unloading, freight insurance, and customs clearance, represent a single performance obligation, as these services are not distinct in the context of the contract. This performance obligation is satisfied and revenue is recognized as control of the services transfers to the customer during the transit period, as the customer’s goods move from origin to destination.

The Company evaluates whether it controls the transportation services provided to determine whether it is acting as a principal or an agent. The Company has determined that it acts as the principal in its transportation service arrangements, as it controls pricing, manages all aspects of the shipment process, and assumes the risks associated with delivery and collection. Accordingly, service income is presented on a gross basis in the consolidated statements of operations. Service income represents approximately 11.5% of the Company’s total revenue.

●	License Income

The Company has entered into license agreements that allow licensees to operate and market Reborn Coffee branded stores and products under the Reborn Coffee trademarks. Under these agreements, the Company provides ongoing services, including training, marketing support, system updates, and other operational assistance. As the Company is required to provide these ongoing services, license revenue is recognized over the term of the license agreement. License agreements typically have initial terms of three years and may be renewed for additional periods. License income represents approximately 13.6% of the Company’s total revenue.

Product, Food and Drink Costs – Stores, Wholesales and Online

Product, food and drink costs – stores and cost of sales – wholesale and online primarily include the costs of ingredients of food and beverage sold and related supplies used in customer service.  The wholesale and online sales also include costs of packaging and shipping.

Cost of service income – subcontractors (Reborn Logistics)

Cost of service income – subcontractors mainly represent the cost of independence contractors and third-party carriers in the performance of its freight forward and transportation services.

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

Advertising Expense

Advertising costs are expensed as incurred. Advertising expenses amounted to $9,616 and $173,577 for the years ended December 31, 2025 and 2024, respectively, and is recorded under general and administrative expenses in the accompanying consolidated statements of operations.

Accounts Receivable

Accounts receivables are stated net of allowance for doubtful accounts. The allowance for doubtful accounts is determined primarily on the basis of past collection experience and general economic conditions. The Company determines terms and conditions for its customers based on volume transacted by the customer, customer creditworthiness and past transaction history. At December 31, 2025 and 2024, allowance for doubtful accounts was $75,689 and zero, respectively. The Company does not have any off-balance sheet exposure related to its customers.

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

Long-term prepayment

As of December 31, 2025, the Company recorded $1.0 million of long-term prepayment, included within other non-current assets on the consolidated balance sheets. This amount represents the advance payments made in connection with a planned acquisition of certain real property.

Net Loss Per Share

Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260, Earnings Per Share, requires a reconciliation of the numerator and denominator of the basic and diluted loss per share computations.

Basic loss per share are computed by dividing net losses available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. In periods where losses are reported, the weighted-average number of common stock outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

The Company did not have any dilutive shares for the years ended December 31, 2025 and 2024.

Long-lived Assets

In accordance with FASB ASC Topic 360, Property, Plant, and Equipment, the Company reviews for impairment of long-lived assets and certain identifiable intangibles whenever events or circumstances indicate that the carrying amount of assets may not be recoverable.

During the year ended December 31, 2025, the Company identified triggering events related to its subsidiaries in Korea and Malaysia. These triggering events included continued operating losses, negative cash flows, and the absence of revenue generation, which indicated that the carrying value of the related asset groups may not be recoverable.

Upon identification of these indicators, the Company performed a recoverability test by comparing the carrying amount of the asset groups to the estimated undiscounted future cash flow expected to be generated from the use and eventual disposition of the asset groups. Based on this assessment, the Company determined that the carrying amounts of the asset groups were not recoverable.

The Company measured the impairment loss as the excess of the carrying amount of the asset groups over their estimated fair value. Given the lack of revenue generation, continued operating losses, and limited future cash flow expectations, the estimated fair value of the asset groups was determined to be negligible.

Accordingly, the Company recognized an impairment loss of $444,216 during the year ended December 31, 2025, representing substantially all of the net carrying value of the assets associated with its Korea and Malaysia subsidiaries. The impairment loss is included in asset impairment loss in the consolidated statements of operations.

The asset groups primarily consisted of leasehold improvements, furniture and fixtures, and right-of-use assets. Following the impairment, the carrying value of these assets was reduced to $727,093 as of December 31, 2025.

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

The financial statements do not include any financial instruments at fair value on a recurring or non-recurring basis. The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. There were no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. There have been no transfers between levels. As of December 31, 2025 and 2024, the Company believes that the carrying value of accounts receivable, accounts payable, accrued expenses, and other current assets and liabilities approximate fair value due to the short maturity of these financial instruments.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are accounts receivable arising from its normal business activities. The Company performs ongoing credit evaluations to its customers and establishes allowances when appropriate.

The Company purchases from various vendors for its operations. For the years ended December 31, 2025 and 2024, no purchases from any vendors accounted for a significant amount of the Company’s bean coffee purchases.

Related Parties

Related parties are any entities or individuals that, through employment, ownership, or other means, possess the ability to direct or cause the direction of management and policies of the Company.

Recent Accounting Pronouncement

Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU requires public entities to disclose significant segment expenses and other segment items on both an annual and interim basis and to provide, in interim periods, all disclosures about a reportable segment’s profit or loss and assets that are currently required on an annual basis. In addition, the ASU requires public entities to disclose the title and position of the chief operating decision maker (“CODM”). The ASU does not change the manner in which operating segments are identified, aggregated, or evaluated under the quantitative thresholds for determining reportable segments.

The ASU is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted, and the amendments are required to be applied retrospectively to all prior periods presented in the financial statements. The Company adopted ASU 2023-07 beginning with its Form 10-K for the year ended December 31, 2025. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statement disclosures.

Income Statement - Expense Disaggregation Disclosures (Subtopic 220-40)

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU is intended to enhance the transparency of expense disclosures for public business entities by requiring more detailed information about the types of costs included within commonly presented expense captions. The enhanced disclosures are intended to improve investors’ understanding of an entity’s performance, future cash flows, and comparability with other entities.

The amendments require public business entities to disclose, in the notes to the financial statements for each annual and interim reporting period, specific information about certain cost components included in expense captions presented on the face of the income statement, including purchases of inventory, employee compensation, depreciation, intangible asset amortization, and the total amount of selling expenses.

The guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, and may be applied either prospectively or retrospectively. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this ASU will have on its consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements

3.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

December 31,	2025	2024

Furniture and equipment	$964,157	$1,365,937
Leasehold improvement	1,020,515	632,516
Store construction	379,356	487,729
Store	2,322,027	2,991,571
Vehicle	103,645	103,645

Total property and equipment	4,789,700	5,581,398
Less accumulated depreciation	(1,894,807)	(1,501,394)

Total property and equipment, net	$2,894,893	$4,080,004

Depreciation expense related to property and equipment was $449,585 and $391,263 for the years ended December 31, 2025 and 2024, respectively.

4.	LOANS PAYABLE TO FINANCIAL INSITUTIONS

Loans payable to financial institutions consisted of the following:

December 31,	2025	2024

Loan agreements with principal amount of $960,777 and repayment rate of 14.75% to 20.0%. The loans payable mature on various dates in 2026.	$109,247	$111,300

Total loan payable	109,247	111,300
Less: current portion	(109,247)	(111,300)

Total loan payable, net of current	$-	$-

5.	LOAN PAYABLE TO OTHER

Loans payable to others consisted of the following:

December 31,	2025	2024

June 2023 – Loan agreements with principal amount of $500,000 and repayment rate of 12.0% per annum. The loans payable mature on various dates in 2026	184,026	234,509
April 2024 - Loan amount of $275,000 with total payback of $365,750 with monthly payment of $9,144 until fully paid	-	63,998
November 2024 - Loan amount of $140,000 with total payback of $175,932 with monthly payment of $6,767 until fully paid	-	128,566
April 2025 - Loan amount of $220,000 with no interest. The loans payable mature in 2026	95,000	128,566

Total loan payable to others	279,026	427,073
Less: current portion	(279,026)	(427,073)

Total loan payable to others, net of current	$-	$-

6.	LOAN PAYABLE TO SHAREHOLDER

Loans payable to shareholders consisted of the following:

December 31,	2025	2024

Borrowing from shareholder, bearing no interest and due upon demand	$70,000	$-

Total loan payable	70,000	-
Less: current portion	(70,000)	-

Total loan payable, net of current	$-	$-

7.	LOAN PAYABLE TO RELATED PARTY

Loans payable to related party consisted of the following:

December 31,	2025	2024

Borrowing from related party, bearing no interest and due upon demand	$153,605	$-

Total loan payable	153,605	-
Less: current portion	(153,605)	-

Total loan payable, net of current	$-	$-

8.	LOAN PAYABLE, EMERGENCY INJURY DISASTER LOAN (EIDL)

Loans payable, Emergency Injury Disaster Loan (EIDL) consisted of the following:

December 31,	2025	2024

May 16, 2020 - Loan agreement with principal amount of $150,00 with an interest rate of 3.75% and maturity date on May 16, 2050	$150,000	$150,000

June 28, 2021 – Loan agreement with principal amount of $350,000 with an interest rate of 3.75% and maturity date on May 18, 2050	350,000	350,000

Total long-term loan payable, emergency injury disaster loan (EIDL)	500,000	500,000
Interest payment	(7,608)	-
Less - current portion	(22,452)	(30,060)

Total loan payable, emergency injury disaster loan (EIDL), less current portion	$469,940	$469,940

The following table provides future minimum payments:

For the years ended December 31,	Amount
2026	$30,060
2027	30,060
2028	30,060
2029	30,060
2030	30,060
Thereafter	349,700

Total	$500,000

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

Pursuant to that certain Amended Loan Authorization and Agreement (the “SBA Loan Agreement”), the Company borrowed an aggregate principal amount of the EIDL Loan of $500,000, with proceeds to be used for working capital purposes. Interest accrues at the rate of 3.75% per annum and will accrue only on funds advanced from the date of each advance. Installment payments, including principal and interest, are due monthly beginning April 16, 2022 (twenty four months from the original date of the SBA Loan) in the amount of $2,505. The balance of principal and interest is payable thirty years from the original date of the SBA Loan.

9.	LOAN PAYABLE, PAYROLL PROTECTION LOAN PROGRAM (PPP)

Loans payable, Payroll Protection Loan Program (PPP) consisted of the following:

December 31,	2025	2024

Loan payable from Payroll protection program	$52,025	$63,801
Less - current portion	(26,307)	(37,494)

Total loan payable, payroll protection program, less current portion	$25,718	$26,307

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

10.	CONVERTIBLE NOTES PAYABLE NET OF DEBT DISCOUNT

Convertible Notes Payable consisted of the following:

December 31,	2025

Tranche 1: February 10, 2025	$555,555
Tranche 2: February 27, 2025	1,111,111
Tranche 3: March 28, 2025	1,666,666
Tranche 4: August 1, 2025	833,333
Total Convertible Debt	4,166,665
Less: Debt Discount	(900,198)
Total Convertible Notes Payable	$3,266,467

December 31,	2025

Initial calculation
Original Issuance Discount	$416,665
Commitment Fees	750,000
Derivative	800,560
Total Debt Discount	1,967,225
Less: Amortization of Debt Discount	(1,067,027)
Total Debt Discount	$900,198

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

The Company executed four closings in February 2025, March 2025, and August 2025 and issued the Arena Investors Debentures in an aggregate principal amount of $3,750,000. The Debentures were sold to the Arena Investors for a purchase price of $4,166,665, representing an original issue discount of ten percent (10%) and professional fees. The Company also issued to the Arena Investors 1,041,667 Warrants in connection with the Debentures. The fair value of the warrant liability was determined using Monte Carlo valuation techniques and is remeasured at each reporting date, with changes in fair value recognized in the statement of operations. In December 2025, the Company entered into a Warrant Exchange and Termination Agreement (“Warrant Termination Agreement”) with Areana Investors. Under the Warrant Termination Agreement, the Company terminated and cancelled all previously issued 1,041,667 Warrants and issued 134,139 common stock shares.

During the initial recognition company calculated fair value of derivative liability on convertible debt and Warrants and recorded the difference as debt discount subject to maximum of notes payable amount. Debt discount will be amortized over the term of the note.

Debt discount is calculated as follows:

11.	DERIVATIVE LIABILITY

Derivative Liability consisted of the following:

December 31,	2025	2024

Initial Recognition on Convertible Debt	$596,195	-
Add/Less: Change during the period	(92,811)
Total Derivative Liability	$503,384	-

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

As of December 31, 2025, the Company’s conversion features of the Debentures were treated as derivative liability and changes in the fair value were recognized in earnings. The Company estimated the fair value of conversion features of the Debentures using Monte Carlo model and the following assumptions:

Schedule of Derivative liability
Risk Free Interest Rate	0.00%
Expected Term	1.5 years
Expected Volatility	158.08%
Expected Dividends	None

Expected volatility was based primarily on historical volatility. Historical volatility was computed using daily pricing observations for recent periods. The Company believes this method produced an estimate that was representative of the Company’s expectations of future volatility over the expected term of the Debentures. The Company had no reason to believe that future volatility over the expected remaining life of these warrants was likely to differ materially from historical volatility. The risk-free rate is set to 0%, as both the end price and the minimum price grow and are discounted back at the same risk-free rate in a Geometric Brownian Motion model.

The derivative liability of $596,195 was recognized by the Company on issuance as note payable. The derivative liability was further revalued as of December 31, 2025 and the Company recorded $503,384 as the changes in fair value of derivative liability for the year ended December 31, 2025.

12.	INCOME TAX

Total income tax provision expense consists of the following:

For the Years Ended December 31,	2025	2024

Current provision:
Federal	$75,217	$-
State	34,063	800
Total current provision	109,279	800

Deferred provision:
Federal	-	-
State	-	-
Total deferred provision	-	-

Total tax provision	$109,279	$800

A reconciliation of the Company’s effective tax rate to the statutory federal rate is as follows:

December 31,	2025	2024

Statutory federal rate	21.00%	21.00%
State income taxes net of federal income tax benefit and others	0.08%	6.98%
Permanent differences for tax purposes and others	(1.18)%	0.00%
Change in valuation allowance	(18.61)%	(27.98)%
Effective tax rate	1.29%	0.00%

The income tax benefit differs from the amount computed by applying the U.S. federal statutory tax rate of 21% and California state income taxes of 0.10% due to the change in the valuation allowance.

December 31,	2025	2024

Deferred tax assets:
Net operating loss	$6,863,965	$9,461,884
Bad debt reserve	22,586	-
Basis difference in fixed assets	332,510	-
Operating lease liabilities	666,142	-
State taxes	7,153	-
Total Deferred tax assets	7,892,355	9,461,884
Deferred tax liabilities:
Operating lease right-of-use asset	(644,804)	-
Total Deferred tax liabilities	(644,804)	-
Net deferred tax assets	7,247,551	9,461,884
Less – valuation allowance	(7,247,551)	(9,461,884)

Total deferred tax assets, net of valuation allowance	$-	$-

The Company uses the liability method of accounting for income taxes as set forth in ASC 740. Under the liability method, deferred taxes are determined based on differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. As of December 31, 2025, the Company had federal and State net operating loss carryforwards of approximately $25.2 million and $17.8 million, respectively. Under the new tax law, the Federal net operating loss arising in tax years ending after December 31, 2017, will be carried forward indefinitely. The Company have pre-tax reform federal net operating loss carryforwards in the amount of approximately $2.0 million as of December 31, 2025. Net operating loss carryforwards arising tax years ending after December 31, 2017, is approximately $23.2 million. The state net operating loss carryforwards will begin to expire in 2042.

As of December 31, 2025 and 2024, the Company maintained full valuation allowance for net operating loss carryforward deferred tax asset. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income are reduced.

The Company files a federal income tax return and files tax returns in state and local jurisdictions. The statutes of limitations for its federal income tax returns are open for years 2022 and after, and state and local income tax returns are open for years 2021 and after.

The components of income (loss) before income taxes by jurisdiction are as follows:

	2025	2024
United states	(8,460,973)	(4,476,004)
Foreign	(436,839)	(329,144)
Total loss before income taxes	(8,897,812)	(4,805,148)

Loss before income taxes is derived from operations conducted in the United States and two foreign jurisdictions. Domestic results primarily reflect the Company’s U.S. operations, while foreign income primarily relates to the Company’s international subsidiaries.

The Company paid income taxes to the following jurisdictions that individually represent greater than 5 percent of total income taxes paid during the year ended December 31, 2025 and 2024, respectively.

	2025	2024
Federal	75,217	1,600
State	34,062
Foreign	-	-
Total tax paid	109,279	1,600

13.	COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has the following operating facility leases:

Brea (Corporate office) – On August 12, 2024, the Company entered into an operating facility lease for its corporate office located in Brea, California with term of 36 months at $10,589 per month. The lease started on September 1, 2024 and expires in August 2026.

Brea – On August 16, 2024, the Company entered into an operating lease agreement for its store located at La Floresta Shopping Village in Brea, California, with a term of 60 months and an option to extend. The lease commenced in December 1, 2014 and was initially set to expire on November 30, 2029. The monthly lease payment under the lease agreement is approximately $7,965.

La Crescenta - On May 2017, the Company entered into an operating facility lease for its store located in La Crescenta, California with 120 months term with option to extend. The lease started on May 2017 and expires in May 2027. The Company entered into non-cancellable lease agreement for a coffee shop approximately 1,607 square feet located in La Crescenta, California commencing in May 2017 and expiring in April 2027. The monthly lease payment under the lease agreement is approximately $6,026.

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

Reborn Logistics – On October 1, 2025, Reborn Logistics entered into a sublease agreement for its location at Buena Park, California with a term of 36 months at a $1,500 per month.

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

In accordance with ASC 842, the components of lease expense were as follows:

Years ended December 31,	2025	2024
Operating lease expense	$1,262,451	$1,156,809
Total lease expense	$1,262,451	$1,156,809

In accordance with ASC 842, other information related to leases was as follows:

Years ended December 31,	2025	2024
Operating cash flows from operating leases	$1,277,443	$1,102,901
Cash paid for amounts included in the measurement of lease liabilities	$1,277,443	$1,102,901
Weighted-average remaining lease term—operating leases
Weighted-average discount rate—operating leases

In accordance with ASC 842, maturities of operating lease liabilities as of December 31, 2025 were as follows:

Operating
For the years ended December 31,	Lease
2026	$1,056,452
2027	504,688
2028	307,542
2029	280,490
2030	175,590
Thereafter	448,952
Total undiscounted cash flows	$2,773,714

Reconciliation of lease liabilities:
Weighted-average remaining lease terms	4.3 years
Weighted-average discount rate	9.9%
Present values	$2,232,377

Lease liabilities—current	879,416
Lease liabilities—long-term	1,352,961
Lease liabilities—total	$2,232,377

Difference between undiscounted and discounted cash flows	$541,337

Contingencies

The Company is subject to various legal proceedings from time to time as part of its business. As of December 31, 2025, the Company was not currently party to any legal proceedings or threatened legal proceedings, the adverse outcome of which, individually or in aggregate, it believes would have a material adverse effect on its business, financial condition and results of operations.

14.	SHAREHOLDERS’ EQUITY

Common Stock

The Company has authorization to issue and outstanding at any one time 40,000,000 share of common stock with a par value of $0.0001 per share. The shareholders of common stock shall be entitled to one vote per share and dividends declared by the Company’s Board of Directors.

During 2025, the Company issued the following Common Stock shares:

●	In March 2025, the Company issued 155,350 shares of common stock to its Board of Director in connection with the conversion of $320,000 of debt owed to the Board of Director. Of these shares, 64,000 had been previously classified as common stock issuable. These shares were issued at a price of $3.15 per share, resulting in an aggregate fair value of $489,353. As a result of the debt conversion, the Company recorded a loss on debt conversion of $169,353, which recorded in other income in the consolidated statements of operations.

●	In June 2025, the Company issued 423,518 shares of common stock to its Board of Director for the repayment of unpaid rent for the property of $484,000. These shares were issued at a price of $2.45 per share, resulting in an aggregate fair value of $1,037,619. As a result of the debt conversion, the Company recorded a loss on debt conversion of $553,619, which recorded in other income in the consolidated statements of operations.

●	In June 2025, the Company issued 50,000 shares of common stock to its former Board of Director at a price of $2.00 per share, resulting in an aggregate fair value of $100,000. The Company received the full amount.

●

In December 2025, the Company issued 200,000 shares of common stock to its non-accredited investors at a price of $2.5 per share for aggregate gross proceeds of $500,000. The Company received the full amount.

●	In December 2025, the Company issued 1,192,661 shares of common stock to its Board of Director at a price of $2.5 per share for aggregate gross proceeds of $6,500,000. The Company received the full amount.

●	In December 2025, the Company issued 393,333 common shares of stock to its Board of Director at a price of $1.5 per share for aggregate gross proceeds of $530,000. The Company received the full amount.

●	In December 2025, the Company issued 60,000 common shares of stock to its non-accredited investors at a price of $1.5 per share for aggregate gross proceeds of $300,000. These shares were previously classified as common stock issuable at fair value of $300,000.

During 2024, the Company issued the following Common Stock shares:

●	In December 2024, the Company issued 294,000 shares of common stock to three non-accredited investors at a price of $5.00 per share for aggregate gross proceeds of $1,470,000. These shares have not been registered and is recorded as common stock issuable as of December 31, 2024.

Preferred Stock

The Company has authorization to issue and have outstanding at any one time 1,000,000 share of preferred stock with a par value of $0.0001 per share, in one or more classes or series within a class as may be determined by our board of directors, who establish, from time to time, the number of shares to be included in each class or series, fix the designation, powers, preferences and rights of the shares of each such class or series and any qualifications, limitations or restrictions thereof. Any preferred stock to issued is senior to other existing classes of common stock with respect to the payment of dividends or amounts upon liquidation or dissolution. As of December 31, 2025 and 2024, no shares of our preferred stock had been designated any rights, and we had no shares of preferred stock issued and outstanding.

Stock Compensation

During 2025, the Company issued the following Common Stock shares for stock compensation. The fair value of stock options granted was estimated using market value of the stock as on the date of issuance. These shares were fully vested at issuance and as such the related stock-based compensation was recognized immediately:

●

Issuance of shares to Board of Director – In March 2025, the Company issued 100,000 shares of common stock to its former Board of Director at a price of $4.32 per share, resulting in total stock-based compensation expense of $432,000.

●	Issuances of Shares to Arena Investors in connection with Securities Purchase Agreement – The Company issued 668,057 shares of common stock to its investors as commitment fee shares in connection with the Securities Purchase Agreement (SPA). The shares were restricted to $750,000 commitment fees. The Company recorded stock compensation expense of $157,582.

●	Issuances of Shares for Services in connection with SPA – The Company issued 37,500 shares of common stock for services provided to the Company in connection with the SPA. These shares were valued at $1.84 per share, and the Company recorded stock compensation expense of $69,000.

●	Issuances of Shares to Employees – The Company issued 191,875 shares of common stock to its employees. These shares were valued at fair value at the time of issuance, and the Company recorded stock compensation expense of $527,573.

●	Issuances of Shares to Investors – The Company issued 103,799 shares of common stock to non-accredited investors. These shares were valued at fair value at the time of issuance, and the Company recorded stock compensation expense of $298,178.

During 2024, the Company issued the following Common Stock shares for stock compensation. These shares were fully vested at issuance and as such the related stock-based compensation was recognized immediately:

●	Issuances of Shares for Services – The Company issued 57,512 shares of common stock to the consultants for services provided to the Company. These shares were valued at their fair value at the time of issuance, and the Company recorded stock compensation expense of $187,152.

●	Issuances of Shares to Employees – The Company issued 267,370 shares of common stock to its employees for compensation during 2024. These shares were valued at fair value at the time of issuance, and the Company recorded stock compensation expense of $600,061.

Dividend policy

Dividends are paid at the discretion of the Board of Directors. There were no dividends declared for the years ended December 31, 2025 and 2024, respectively.

15.	LOSS PER SHARE

The Company calculates loss per share in accordance with FASB ASC 260, Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic loss per share is computed using the weighted average number of shares outstanding during the fiscal year. Potentially dilutive common shares consist of stock options outstanding (using the treasury method).

The following table sets forth the computation of basic and diluted net loss per common share:

Years Ended December 31,	2025	2024

Net Loss attributable to Reborn Coffee shareholders	$(9,141,240)	$(4,805,948)

Weighted Average Shares of Common Stock Outstanding
Basic	5,294,587	2,896,960
Diluted	5,294,587	2,896,960

Loss Per Share - Basic
Basic	$(1.73)	$(1.66)
Diluted	$(1.73)	$(1.66)

16.	RELATED PARTY TRANSACTIONS

The Company had the following related party transactions:

●	In June 2023, the Company entered into a facility lease agreement for corporate office located in Brea, California with DRE, Inc., a company owned by the Board of Director of the Company. The lease has 60 months term and expires in June 2029.

●	On January 10, 2024, the Company entered into a securities subscription agreement with Farooq M. Arjomand, the Chairman of the Company’s Board of Directors. Pursuant to the securities subscription agreement, the Company offered and sold to Mr. Arjomand a total of 1,666,667 shares of the Company’s common stock at a purchase price of $0.60 per share, for aggregate gross proceeds of approximately $1 million.

●	In December 2025, the Company entered into a loan agreement with a related party in the principal amount of $153,605. The loan is non-interest-bearing and due upon demand.

●	In December 2025, the Company entered into a loan agreement with a member of its Board of Directors in the principal amount of $70,000. The loan is non-interest-bearing and due upon demand.

●	In December 2025, Reborn Logistics entered a non-interest-bearing promissory note with its related party in the principal amount of $2 million.

17.	SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after December 31, 2025 up through the date the consolidated financial statements were available to be issued. Based upon the evaluation, except as disclosed below or within the footnotes, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements as of and for the year ended December 31, 2025, except as follows:

As previously reported, on October 20, 2025, the Company entered into a Securities Subscription Agreement (the “October Agreement”) with Charles Joeng (“Jeong”), pursuant to which the Company issued 1,192,661 shares of common stock to Jeong for an aggregate purchase price of $6,500,000 funded in multiple tranches. Section 6(a) of the Debentures with the Arena Investors provides that, at any time prior to the full repayment or full conversion of all amounts owed under the Debentures, the Company receives cash proceeds from the issuance of equity, the Company shall inform the Arena Investors, whereupon the Arena Investors shall have the right to require that the Company immediately apply up to thirty percent (30%) of the gross cash proceeds received from the applicable financing transaction to redeem a portion of the outstanding principal amount of the Debentures. On February 19, 2026, the Arena Investors sent a letter to the Company requesting that the Company pay to the Arena Investors thirty percent (30%) of the gross cash proceeds received from the October Agreement, which the Arena Investors and the Company were in mutual discussion regarding the timing and manner of such payment to the Arena Investors which caused a delay in payment to the Arena Investors (the “Specified Delay”). On March 31, 2026, the Company and the Arena Investors entered into a Forbearance Agreement (the “Forbearance Agreement”) whereby the Arena Investors would waive and forbear from any exercise of their rights and remedies under the Securities Purchase Agreement, the Debentures and applicable law in connection with the Specified Delay and waive any defaults or events of default which may exist and may be ongoing under the Debentures as of March 31, 2026. In consideration of such forbearance and waiver, the Company agreed to: (i) make payment of $1,059,522 in cash to the Arena Investors on or before April 6, 2026; (ii) make payment of $400,000 in cash to the Arena Investors on or before April 20, 2026; (iii) make payment of $500,000 in cash to the Arena Investors on the sixth day of each month, beginning in May 2026, until the Debentures have been fully paid off or converted; (iv) issue warrants to the Arena Investors to purchase 250,000 shares of Common Stock at an exercise price of $2.00 per share (the “Forbearance Warrants”); and (v) file a registration statement no later than five business days following the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, covering the shares underlying the Forbearance Warrants and other common stock purchase warrants issued to the Arena Investors on December 31, 2025.

On April 15, 2026, the Company and the Arena Investors entered into an Amended and Restated Forbearance Agreement (the “A&R Forbearance Agreement”), which amended and restated the Forbearance Agreement in certain respects. Pursuant to the A&R Forbearance Agreement, the Company and the Arena Investors agreed to amend and restate the plan for repayment of the Debentures in its entirety, as follows: (i) the Company agreed to, on or before April 30, 2026, make payment of $400,000 to the Arena Investors and $25,000 to counsel for the Arena Investors for the Arena Investors’ expenses incurred in connection with the A&R Forbearance Agreement; (ii) the Company agreed to, beginning on May 30, 2026, make payments of $400,000 to the Arena Investors on the 30th day of each calendar month toward the outstanding amounts due under the Debentures; (iii) the Company agreed to pay to the Arena Investors all remaining amounts then outstanding under the Debentures on or before September 30, 2026 (subject to prior repayment or conversion); and (iv) the Company agreed to, within three business days following receipt of funds from any sale of the Company’s securities, pay to the Arena Investors towards the amounts then outstanding under the Debentures the lesser of (x) 70% of the cash proceeds from such sale and (y) the amount outstanding under the Debentures.

In addition, pursuant to the A&R Forbearance Agreement, the Company agreed to use commercially reasonable efforts to file a registration statement no later than 20 business days following the filing of the Company’s Annual Report on Form 10-K covering the shares underlying the common stock purchase warrants issued to the Arena Investors in connection with the Forbearance Agreement and other common stock purchase warrants issued to the Arena Investors on December 31, 2025.

On December 2, 2025, the Company received a determination letter from the staff of the Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Company did not meet the minimum shareholders’ equity requirement under Nasdaq Listing Rule 5550(b) and that Nasdaq intended to delist the Company’s common stock. On December 9, 2025, the Company timely submitted the Company’s plan of compliance to Nasdaq and requested a hearing before the Nasdaq Hearings Panel, which stayed the delisting action pending a final written decision by the panel. On January 13, 2026, Nasdaq notified the Company that it had regained compliance with Nasdaq Listing Rule 5550(b) and that the Company was in compliance with all applicable continued listing standards. As a result, the previously scheduled hearing was canceled, and the Company’s common stock continues to be listed and traded on The Nasdaq Stock Market.

Management has evaluated these events and determined that no adjustments to the accompanying consolidated financial statements were required.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Jay Kim	Co-Chief Executive Officer	April 22, 2026
Jay Kim	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jay Kim	Co-Chief Executive Officer and Director	April 22, 2026
Jay Kim	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Jung Jae Lim	Co-Chief Executive Officer and Director	April 22, 2026
Jung Jae Lim

/s/ Farooq M. Arjomand	Chairman of the Board of Directors	April 22, 2026
Farooq M. Arjomand

/s/ Dennis R. Egidi	Director	April 22, 2026
Dennis R. Egidi

/s/ Charles C. Jeong	Director	April 22, 2026
Charles C. Jeong

/s/ Mi Jeong Lee	Director	April 22, 2026
Mi Jeong Lee

/s/ Alex Yeon	Director	April 22, 2026
Alex Yeon