Form 10-Q
period 2026-03-31
Reborn Coffee, Inc.
filed 2026-05-22
CIK 1707910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

The registrant has 8,213,455 shares of common stock outstanding as of May 22, 2026.

i

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) that are based on our management’s beliefs and assumptions and on information currently available to management, and which statements involve substantial risk and uncertainties. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, market growth and trends, and objectives for future operations are forward-looking statements. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions.

These risks and uncertainties include, among other things, risks related to global macro-economic conditions, including the effects of inflation, rising interest rates and market volatility on the global economy; our ability to estimate the size of our total addressable market, and the development of the market for our products, which is new and evolving; our ability to effectively sustain and manage our growth and future expenses, achieve and maintain future profitability, attract new customers and maintain and expand our existing customer base; our ability to scale and update our platform to respond to customers’ needs and rapid technological change; the effects of increased competition in our market and our ability to compete effectively; our ability to expand use cases within existing customers and vertical solutions; our ability to expand our operations and increase adoption of our platform internationally; our ability to strengthen and foster our relationships with developers; our ability to expand our direct sales force, customer success team and strategic partnerships around the world; the impact of any data breaches, cyberattacks or other malicious activity on our technology systems; our ability to identify targets for and execute potential acquisitions; our ability to successfully integrate the operations of businesses we may acquire, and to realize the anticipated benefits of such acquisitions; our ability to maintain, protect and enhance our brand; the sufficiency of our cash, cash equivalents and capital resources to satisfy our liquidity needs; limitations on us due to obligations we have under our credit facility or other indebtedness; our failure or the failure of our software to comply with applicable industry standards, laws and regulations; our ability to maintain, protect and enhance our intellectual property; our ability to successfully defend litigation against us; our ability to attract large organizations as users; our ability to maintain our corporate culture; our ability to offer high-quality customer support; our ability to hire, retain and motivate qualified personnel, including executive level management; our ability to successfully manage and integrate executive management transitions; our ability to estimate the size and potential growth of our target market; uncertainties regarding the impact of general economic and market conditions, including as a result of regional and global conflicts or related government sanctions; our ability to successfully implement and maintain new and existing information technology systems, including our ERP system; and our ability to maintain proper and effective internal controls.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” and found in our Annual Report on Form 10-K filed for the year ended December 31, 2025. We undertake no obligation to update any forward-looking statements after the date of this Quarterly Report on Form 10-Q or to conform such statements to actual results or revised expectations, except as required by law.

ii

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements.

Reborn Coffee, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

	March 31,	December 31,
December 31,	2026	2025

ASSETS
Current assets:
Cash and cash equivalents	$266,382	$2,594,716
Accounts receivable, net of allowance for doubtful accounts of $84,219 and $75,689, respectively	1,218,784	946,996
AR from related party	663,751	728,990
Inventories, net	119,209	58,435
Prepaid expense and other current assets	665,284	550,000
Loan receivable from related party	4,889,140	2,000,000
Total current assets	7,822,550	6,879,137
Property and equipment, net	2,651,527	2,894,893
Operating lease right-of-use asset	2,159,446	2,160,871
Long-term prepayment	1,300,000	1,000,000
Other assets	217,952	246,189
Total assets	$14,151,475	$13,181,090

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$650,655	$561,457
Accounts payable - related party	1,045,846	-
Accrued expenses and current liabilities	831,201	815,245
Loan payable to shareholder	70,000	70,000
Loans payable to financial institutions, current	421,310	109,247
Loans payable to others	269,026	279,026
Loan Payable to related party	440,183	153,605
Convertible debt, net of debt discount of $501,596 and $900,198, respectively	3,665,069	3,266,467
Derivative Liability	550,832	503,384
Loan payable, emergency injury disaster loan, current	21,327	22,452
Loan payable, payroll protection program, current	45,596	26,307
Operating lease liabilities, current	801,841	879,416
Total current liabilities	8,812,886	6,686,606
Loan payable, emergency injury disaster loan, net of current	469,940	469,940
Loan payable, payroll protection program, net of current	6,430	25,718
Operating lease liabilities, net of current	1,417,006	1,352,961
Total liabilities	10,706,261	8,535,225

Commitments and Contingencies

Stockholders’ equity
Common Stock, $0.0001 par value, 40,000,000 shares authorized; 8,213,455 and 7,850,601 shares issued and outstanding, respectively	821	785
Common stock subscription receivables	-	-
Common stock issuable, $0.0001 par value, 0 and 170,000 shares issuable, respectively	-	850,000
Preferred Stock, $0.0001 par value, 1,000,000 shares authorized; no shares issued and outstanding	-	-
Additional paid-in capital	35,507,596	34,365,043
Accumulated deficit	(32,531,681)	(30,704,112)
Accumulated other comprehensive income	-	-
Non-controlling interest in subsidiary	468,478	134,149
Total stockholders’ equity	3,445,214	4,645,865

Total liabilities and stockholders’ equity	$14,151,475	$13,181,090

See accompanying notes to unaudited condensed consolidated financial statements.

Reborn Coffee, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended
	March 31
	2026	2025
Net revenues:
Stores	$1,470,026	$1,678,935
Wholesale and online	79,869	14,326
Service income	3,386,552	-
License income	275,000	-
Total net revenues	5,211,447	1,693,261

Operating costs and expenses:
Product, food and drink costs - stores, wholesale and online	517,536	924,364
Cost of service income - subcontractors	2,591,308	-
General and administrative	2,436,695	1,876,295
Professional fees	246,004	589,959
Stock compensation expense	292,589	-
Total operating costs and expenses	6,084,132	3,390,618

Loss from operations	(872,685)	(1,697,357)

Other income (expense):
Other income (expense)	(87,599)	83,882
Interest expense	(21,683)	(58,819)
Interest expense - debt discount	(398,602)	(122,336)
Gain on sale of property	14,777	-
Derivative Expense	(47,448)	(395,807)
Asset impairment loss	(80,000)	-
Total other expense, net	(620,555)	(493,080)

Loss before income taxes	(1,493,240)	(2,190,437)

Provision for income taxes	-	707

Net loss	(1,493,240)	(2,191,144)

Net income (loss) attributable to non-controlling interest	(334,329)	-

Net loss attributable to Reborn Coffee shareholders	$(1,827,569)	$(2,191,144)

See accompanying notes to unaudited condensed consolidated financial statements.

Reborn Coffee, Inc. and Subsidiaries

Unaudited Condensed Consolidated Stockholders’ Equity

								Accumulated
			Common Stock		Additional		Non-	Other	Total
	Common Stock		Issuable		Paid-in	Accumulated	controlling	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Income	Equity

Balance as of December 31, 2025	7,850,601	$785	170,000	$850,000	$34,365,043	$(30,704,112)	$134,149	$-	$4,645,865

Stock compensation	185,771	18	-	-	292,571	-	-	-	292,589
Common stock issued from issuable	177,083	18	(170,000)	(850,000)	849,982	-	-	-	-
Net loss	-	-	-	-	-	(1,827,569)	334,329	-	(1,493,240)

Balance as of March 31, 2026	8,213,455	$821	-	$-	$35,507,596	$(32,531,681)	$468,478	$-	3,445,214

								Accumulated
			Common Stock		Additional		Non-	Other	Total
	Common Stock		Issuable		Paid-in	Accumulated	controlling	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Income	Equity

Balance as of December 31, 2024	4,274,508	$428	294,000	$1,470,000	$22,674,095	$(21,562,872)	$-	$21,091	$2,602,742

Foreign currency translation	-	-	-	-	-	-	-	3,984	3,984
Net loss	-	-	-	-	-	(2,191,144)	-	-	(2,191,144)

Balance as of March 31, 2025	4,274,508	$428	294,000	$1,470,000	$22,674,095	$(23,754,016)	$-	$25,075	$415,582

See accompanying notes to unaudited condensed consolidated financial statements.

Reborn Coffee, Inc. and Subsidiaries

Unaudited Consolidated Statements of Cash Flows

3 Months ended March 31,	2026	2025

Cash flows from operating activities:
Net loss	(1,827,569)	(2,191,144)
Non-controlling interest net income	334,329	-
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock compensation expense	292,589	-
Interest expense - amortization of debt discount	398,602	122,336
Operating lease	(12,105)	(15,662)
Asset impairment loss	80,000	-
Gain on disposal of assets	14,777	-
Depreciation	237,549	61,008
Derivative Expense	47,448	395,807
Changes in operating assets and liabilities:
Accounts receivable	(206,549)	(1,982)
Inventories	(60,774)	(33,467)
Prepaid expense and other assets	(87,047)	(39,861)
Accounts payable	89,198	(285,550)
Accrued liabilities, net	15,956	(228,028)
Accounts payable from related party	1,045,846	-
Derivative liability	-	2,681,149
Net cash used in operating activities	362,250	464,606

Cash flows from investing activities:
Acquisition of property and equipment	(138,554)	-
Long-term prepayment	(300,000)	-
Proceeds from sale of assets	49,594	1,994
Loan receivables from related party	(2,889,140)	-
Net cash provided by (used in) investing activities	(3,278,100)	1,994

Cash flows from financing activities:
Net proceeds from loan payable to others	(10,000)	(142,492)
Net borrowings from related party	286,578	-
Borrowings from convertible debt	-	3,333,333
Adjustment of debt discount for notes payable	-	(3,264,481)
Borrowings (repayments) from loan payable to financial institutions	312,063	237,718
Repayments on loan payable to PPP	(1,125)	(11,776)
Net cash provided by financing activities	587,516	152,302

Net increase (decrease) in cash	(2,328,334)	618,902

Cash at beginning of year	2,594,716	158,215

Cash at end of year	$266,382	$777,117

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$21,683	$258,950
Income taxes	$-	$39,838

See accompanying notes to unaudited condensed consolidated financial statements.

REBORN COFFEE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS

Reborn Coffee, Inc. (“Reborn”) was incorporated in the State of Florida in January 2018. In July 2022, Reborn was migrated from Florida to Delaware, and filed a certificate of incorporation with the Secretary of State of the State of Delaware having the same capitalization structure as the Florida predecessor entity. Reborn has the following subsidiaries:

●	Reborn Global Holdings, Inc. (“Reborn Holdings”), a California Corporation incorporated in November 2014. Reborn Holdings is engaged in the operation of wholesale distribution and retail coffee stores in California to sell a variety of coffee, tea, Reborn brand name water and other beverages along with bakery and dessert products.

●	Reborn Coffee Franchise, LLC (the “Reborn Coffee Franchise”), a California limited liability company formed in December 2020, is a franchisor providing premier roaster specialty coffee to franchisees or customers. Reborn Coffee Franchise continues to develop the Reborn Coffee system for the establishment and operation of Reborn Coffee stores using one or more Reborn Coffee marks. Reborn Coffee Franchise has one franchise as of December 31, 2025.

●	Reborn Realty, LLC (the “Reborn Realty”), a California limited liability company formed in March 2023, is an entity which acquired a real property located in Brea, California.

●	Reborn Coffee Korea, Inc. (the “Reborn Korea”) – a Korea corporation located in Daejeon, South Korea formed in October 2023, is a wholly owned subsidiary of Reborn with one retail coffee store under the brand name of Reborn Coffee. Reborn Korea had no operations in 2025.

●	Reborn Malaysia, Inc. (the “Reborn Malaysia”) – a Malaysian corporation located in Kuala Lumpur, Malaysia formed in October 2023, is majority owned subsidiary of Reborn with one retail coffee store under the brand name of Reborn Coffee.

●	Reborn Logistics, Inc. (the “Reborn Logistics”) – a California corporation incorporated in September 2025. Reborn Logistics provides comprehensive freight forwarding, transportation and logistics services. Reborn holds a 51% interest in Reborn Logistics.

Reborn Coffee, Inc., Reborn Global Holdings, Inc., Reborn Coffee Franchise, LLC, Reborn Realty, LLC, Reborn Korea, Reborn Malaysia and Reborn Logistics will be collectively referred as the “Company.”

Going Concern Matters

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $32.5 million as of March 31, 2026 and a net loss before income taxes of $1.4 million during the three months ended March 31, 2026. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

To support its existing and planned business model, the Company needs to raise additional capital to fund our future operations. The Company has not experienced any difficulty in raising funds through loans and has not experienced any liquidity problems in settling payables in the normal course of business and repaying loans when they fall due. Successful renewal of our loans, however, is subject to numerous risks and uncertainties. In addition, the increasingly competitive industry conditions under which we operate may negatively impact on our results of operations and cash flows. Additional financing is anticipated to fund the Company’s operations in near future. However, there can be no assurance that any of this financing can be obtained or that the Company can continue as a going concern.

Bassi of Presentation

The accompanying interim unaudited condensed consolidated financial statements (“Unaudited Interim Financial Statements”) of the Company and its 100%-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q and Regulation S-X. Accordingly, these Unaudited Interim Financial Statements do not include all of the information and notes required by GAAP for complete financial statements. These Unaudited Interim Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2025 included in the Company’s Form 10-K. In the opinion of management, the Unaudited Interim Financial Statements included herein contain all adjustments, including normal recurring adjustments, considered necessary to present fairly the Company’s financial position, the results of operations and cash flows for the periods presented.

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

The following table presents a summary of operating performance by reportable segment for the periods indicated:

	Reborn Coffee	Reborn Logistics	Others / Elimination	Total
Revenue	1,824,895	3,386,552		5,211,447
Income (loss) from operations	(1,562,366.00)	682,304	7,377	-872,685
Other income (expenses)	(620,555.00)			-620,555

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

Retail store revenues are recognized at the point of sale when payment is tendered. Retail store revenues are reported net of sales, use, or other transaction taxes collected from customers and remitted to taxing authorities. Sales taxes payable are recorded as accrued liabilities within other current liabilities

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

.

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

●	License Revenue

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

Accounts Receivable, Net

Accounts receivables are stated net of allowance for doubtful accounts. The allowance for doubtful accounts is determined primarily on the basis of past collection experience and general economic conditions. The Company determines terms and conditions for its customers based on volume transacted by the customer, customer creditworthiness and past transaction history. At March 31, 2026 and December 31, 2025, allowance for doubtful accounts were $84,219 and $75,689, respectively. The Company does not have any off-balance sheet exposure related to its customers.

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

The Company did not have any dilutive, or potentially dilutive, shares outstanding for the three months ended March 31, 2026 and 2025.

Long-lived Assets

In accordance with ASC Topic 360, Property, Plant, and Equipment, the Company reviews for impairment of long-lived assets and certain identifiable intangibles whenever events or circumstances indicate that the carrying amount of assets may not be recoverable. The Company considers the carrying value of assets may not be recoverable based upon our review of the following events or changes in circumstances: the asset’s ability to continue to generate income from operations and positive cash flow in future periods; loss of legal ownership or title to the assets; significant changes in our strategic business objectives and utilization of the asset; or significant negative industry or economic trends. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset are less than its carrying amount. As of March 31, 2026 and December 31, 2025, the Company was not aware of any events or changes in circumstances that would indicate that the long-lived assets are impaired.

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

As of March 31, 2026 and December 31, 2025, the Company believes that the carrying value of accounts receivable, accounts payable, accrued expenses, and other current assets and liabilities approximate fair value due to the short maturity of theses financial instruments. The financial statements do not include any financial instruments at fair value on a recurring or non-recurring basis.

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consisted of taxes currently due and deferred taxes. Deferred taxes are recognized for the differences between the basis of assets and liabilities for financial statement and income tax purposes.

The Company follows ASC Topic 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates, applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. ASC 740-10-25 provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax position. The Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company did not recognize additional liabilities for uncertain tax positions pursuant to ASC 740 for the three months ended March 31, 2026 and 2025.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are accounts receivable arising from its normal business activities. The Company performs ongoing credit evaluations to its customers and establishes allowances when appropriate.

The Company purchases from various vendors for its operations. For the three months ended March 31, 2026 and 2025, no purchases from any vendors accounted for a significant amount of the Company’s bean coffee purchases.

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

3. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31,	December 31,
	2026	2025

Furniture and equipment	$1,409,705	$1,409,705
Leasehold improvement	1,020,515	1,020,515
Store	1,876,479	1,876,479
Store construction	408,356	379,356
Vehicle	45,005	103,645

Total property and equipment	4,760,060	4,789,700
Less accumulated depreciation	(2,108,533)	(1,894,807)

Total property and equipment, net	$2,651,527	$2,894,893

Depreciation expense on property and equipment amounted to approximately $237,549 and $63,330 for the three months ended March 31, 2026 and 2025, respectively.

4. LOANS PAYABLE TO FINANCIAL INSTITUTIONS

Loans payable to financial institutions consisted of the following:

As of	March 31, 2026	December 31, 2025

Loan agreements with principal amount of $960,777 and repayment rate of 14.75% to 20.0%. The loans payable mature on various dates in 2026	$421,310	$109,247

5. LOAN PAYABLE TO OTHER

Loans payable to others consisted of the following:

	March 31, 2026	December 31, 2025

June 2023 – Loan agreements with principal amount of $500,000 and repayment rate of 12.0% per annum. The loans payable mature on various dates in 2026	$174,026	$184,026
April 2025 - Loan amount of $220,000 with no interest. The loans payable mature in 2026	95,000	95,000

Total loan payable to others	$269,026	$279,026

6.	LOAN PAYABLE TO SHAREHOLDER

Loans payable to shareholders consisted of the following:

	March 31, 2026	December 31, 2025

Borrowing from shareholder, bearing no interest and due upon demand.	$70,000	$70,000

Total loan payable to shareholder	$70,000	$70,000

7.	LOAN PAYABLE TO RELATED PARTY

Loans payable to shareholders consisted of the following:

	March 31, 2026	December 31, 2025

Borrowing from related party bearing no interest and due upon demand.	$440,183	$153,605

Total loan payable to shareholder	$440,183	$153,605

8. LOAN PAYABLE, EMERGENCY INJURY DISASTER LOAN (EIDL)

Loans payable, Emergency Injury Disaster Loan (EIDL) consisted of the following:

	March 31, 2026	December 31, 2025

May 16, 2020 ($150,000) - Loan agreement with principal amount of $150,00 with an interest rate of 3.75% and maturity date on May 16, 2050	$150,000	$150,000
June 28, 2021 ($350,000) – Loan agreement with principal amount of $350,000 with an interest rate of 3.75% and maturity date on May 18, 2050	350,000	350,000
Total long-term loan payable, emergency injury disaster loan (EIDL)	500,000	500,000
Interest payment	(7,608)	(7,608)
Less - current portion	(22,452)	(22,452)
Total loan payable, emergency injury disaster loan (EIDL), less current portion	$469,940	$469,940

The following table provides future minimum payments:

For the years ended December 31,	Amount
2026	$30,060
2027	30,060
2028	30,060
2029	30,060
2030	30,060
Thereafter	349,700
Total	$500,000

May 16, 2020 – $150,000

On May 16, 2020, the Company executed the standard loan documents required for securing a loan (the “EIDL Loan”) from the U.S. Small Business Administration (“SBA”) under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the Company’s business. As of March 31, 2026, the loan payable, EIDL noted above is not in default.

Pursuant to that certain Loan Authorization and Agreement (the “SBA Loan Agreement”), the Company borrowed an aggregate principal amount of the EIDL Loan of $150,000, with proceeds to be used for working capital purposes. Interest accrues at the rate of 3.75% per annum and will accrue only on funds actually advanced from the date of each advance. Installment payments, including principal and interest, are due monthly beginning May 16, 2021 (12 months from the date of the SBA Loan) in the amount of $731. The balance of principal and interest is payable 30 years from the date of the SBA Loan. In connection therewith, the Company also received a $10,000 grant, which does not have to be repaid. During the year ended December 31, 2020, $10,000 was recorded in Economy injury disaster loan (EIDL) grant income in the Statements of Operations. The schedule of payments on this loan was later deferred to commence 24 months from the date of loan, which was May 2022.

In connection therewith, the Company executed (i) a loan for the benefit of the SBA (the “SBA Loan”), which contains customary events of default and (ii) a Security Agreement, granting the SBA a security interest in all tangible and intangible personal property of the Company, which also contains customary events of default (the “SBA Security Agreement”).

June 28, 2021 – $350,000

On June 28, 2021, the Company executed the standard loan documents required for securing a second loan (the “Second EIDL Loan”) from the SBA under its EIDL assistance program in light of the impact of the COVID-19 pandemic on the Company’s business. As of March 31, 2026, the loan payable, the Second EIDL noted above is not in default.

Pursuant to that certain Amended Loan Authorization and Agreement (the “SBA Loan Agreement”), the Company borrowed an aggregate principal amount of the Second EIDL Loan of $500,000, with proceeds to be used for working capital purposes. Interest accrues at the rate of 3.75% per annum and will accrue only on funds actually advanced from the date of each advance. Installment payments, including principal and interest, are due monthly beginning April 16, 2022 (24 months from the original date of the SBA Loan) in the amount of $2,505. The balance of principal and interest is payable 30 years from the original date of the SBA Loan.

9. LOAN PAYABLE, PAYROLL PROTECTION LOAN PROGRAM (PPP)

Loans payable, Payroll Protection Loan Program (PPP) consisted of the following:

	March 31, 2026	December 31, 2025

Loan payable from Payroll protection program (PPP)	$52,025	$52,025
Less - current portion	(26,307)	(26,307)

Total loan payable, payroll protection program (PPP), less current portion	$25,718	$25,718

The Paycheck Protection Program Loan (the “PPP Loan”) is administered by the SBA. The interest rate of the loan is 1.00% per annum and accrues on the unpaid principal balance computed on the basis of the actual number of days elapsed in a year of 360 days. Commencing seven months after the effective date of the PPP Loan, the Company is required to pay the Lender equal monthly payments of principal and interest as required to fully amortize any unforgiven principal balance of the loan by the two-year anniversary of the effective date of the PPP Loan (the “Maturity Date”). The PPP Loan contains customary events of default relating to, among other things, payment defaults, making materially false or misleading representations to the SBA or the Lender, or breaching the terms of the PPP Loan. The occurrence of an event of default may result in the repayment of all amounts outstanding under the PPP Loan, collection of all amounts owing from the Company, or filing suit and obtaining judgment against the Company. Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of the loan granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payment of payroll costs and any payments of mortgage interest, rent, and utilities. Recent modifications to the PPP by the U.S. Treasury and Congress have extended the time period for loan forgiveness beyond the original eight-week period, making it possible for the Company to apply for forgiveness of its PPP loan.

10. CONVERTIBLE NOTES PAYABLE NET OF DEBT DISCOUNT

Convertible Notes Payable consisted of the following:

	March 31,	December 31,
	2026	2025

Tranche 1: February 10 2025	$555,555	555,555
Tranche 2: February 27 2025	1,111,111	1,111,111
Tranche 3: March 28 2025	1,666,666	1,666,666
Tranche 4: August 1, 2025	833,333	833,333
Total Convertible Debt	4,166,665	4,166,665
Less: Debt Discount	(501,596)	(900,198)
Total Convertible Notes Payable	$3,665,069	3,266,467

During the initial recognition company calculated fair value of derivative liability on convertible debt and Warrants and recorded the difference as debt discount subject to maximum of notes payable amount. Debt discount will be amortized over the term of the note.

Debt discount is calculated as follows:

	March 31, 2026	December 31, 2025

Initial calculation
Original Issuance Discount	$416,665	$416,665
Commitment Fees	750,000	750,000
Derivative	800,560	800,560
Total Debt Discount	1,967,225	1,967,225
Less: Amortization of Debt Discount	-1465629	(1,067,027)
Total Debt Discount	$501,596	$900,198

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

The Company conducted four closings in February 2025, March 2025, and August 2025 and the Company issued to the Arena Investors Debentures in an aggregate principal amount of $3,750,000. The Debentures were sold to the Arena Investors for a purchase price of $4,166,665, representing an original issue discount of 10% and professional fees. The Company also issued to the Arena Investors 1,041,667 Warrants in connection with the Debentures. The fair value of the warrant liability was determined using Monte Carlo valuation techniques and is remeasured at each reporting date, with changes in fair value recognized in the statement of operations. In December 2025, the Company entered into a Warrant Exchange and Termination Agreement (“Warrant Termination Agreement”) with Areana Investors. Under the Warrant Termination Agreement, the Company terminated and cancelled all previously issued 1,041,667 Warrants and issued 134,139 common stock shares.

11. DERIVATIVE LIABILITY

Derivative Liability consisted of the following:

	March 31,	December 31,
	2026	2025

Initial Recognition on Convertible Debt	$503,384	$596,195
Add/Less: Change during the period	47,448	(92,811)
Total Derivative Liability	$550,832	$503,384

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

As of March 31, 2026, the Company’s conversion features of the Debentures were treated as derivative liability and changes in the fair value were recognized in earnings. The Company estimated the fair value of conversion features of the Debentures using Monte Carlo model and the following assumptions:

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

The derivative liability of $596,195 was recognized by the Company on issuance as note payable. The derivative liability was further revalued as of March 31, 2026 at $550,832 and the Company recorded $47,448 as the changes in fair value of derivative liability for the three months ended March 31, 2026.

10. INCOME TAX

Total income tax (benefit) expense consists of the following:

For the Three Months March 31,	2026	2025

Current provision (benefit):
Federal	$-	$-
State	-	-
Total current provision (benefit)	-	-

Deferred provision (benefit):
Federal	-	-
State	-	-
Total deferred provision (benefit)	-	-

Total tax provision (benefit)	$-	$-

A reconciliation of the Company’s effective tax rate to the statutory federal rate for the nine months ended March 31, 2026 and 2025 is as follows:

Description	March 31, 2026	March 31, 2025

Statutory federal rate	21.00%	21.00%
State income taxes net of federal income tax benefit and others	6.98%	6.98%
Permanent differences for tax purposes and others	0.00%	0.00%
Change in valuation allowance	(27.98)%	(27.98)%
Effective tax rate	0.00%	0.00%

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

Deferred income taxes reflect the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred tax assets and liabilities are as follows:

December 31,	March 31, 2026	December 31, 2025

Deferred tax assets:
Net operating loss	$6,863,965	$6,863,965
Bad debt reserve	22,586	22,586
Basis difference in fixed assets	332,510	332,510
Operating lease liabilities	666,142	666,142
State taxes	7,153	7,153
Total Deferred tax assets	7,892,355	7,892,355
Deferred tax liabilities:
Operating lease right-of-use asset	(644,804)	(644,804)
Total Deferred tax liabilities	(644,804)	(644,804)
Net deferred tax assets	7,247,551	7,247,551
Less – valuation allowance	(7,247,551)	(7,247,551)

Total deferred tax assets, net of valuation allowance	$-	$-

The Company uses the liability method of accounting for income taxes as set forth in ASC 740. Under the liability method, deferred taxes are determined based on differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. As of December 31, 2025, the Company had federal and State net operating loss carryforwards of approximately $25.2 million and $17.8 million, respectively. Under the new tax law, the Federal net operating loss arising in tax years ending after December 31, 2017, will be carried forward indefinitely. The Company has pre-tax reform federal net operating loss carryforwards in the amount of approximately $2.0 million as of March 31, 2026. Net operating loss carryforwards arising tax years ending after December 31, 2017, are approximately $23.2 million. The state net operating loss carryforwards will begin to expire in 2042.

As of March 31, 2026 and December 31, 2025, the Company maintained full valuation allowance for net operating loss carryforward deferred tax asset. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income are reduced.

The Company files a federal income tax return and files tax returns in state and local jurisdictions. The statutes of limitations for its federal income tax returns are open for years 2022 and after, and state and local income tax returns are open for years 2021 and after.

11. COMMITMENTS AND CONTINGENCIES

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

Laguna Woods - On February 12, 2021, the Company entered into an operating facility lease for its store located at Home Depot Center in Laguna Woods, California with a term of 60 months and an option to extend. The lease has been renewed until Jan 2031.

Manhattan Village - On March 1, 2022, the Company entered into an operating facility lease for its store located at Manhattan Beach, California with 60 months term with option to extend. The lease started in March 2022 and expires in February 2027.

Huntington Beach - On October 7, 2022, the Company entered into an operating facility lease for its store located at Huntington Beach, California with a 124-month term with option to extend. The lease started in November 2021 and expires in February 2032.

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

In accordance with ASC 842, the components of lease expense were as follows:

For the three months ended March 31,	2026	2025
Operating lease expense	$315,516	$260,240
Total lease expense	$315,516	$260,240

In accordance with ASC 842, other information related to leases was as follows:

For the three months ended March 31,	2026	2025
Operating cash flows from operating leases	$320,304	$258,950
Cash paid for amounts included in the measurement of lease liabilities	$320,304	$258,950

In accordance with ASC 842, maturities of operating lease liabilities as of March 31, 2026 were as follows:

Operating
Year ending:	Lease
2026	$787,270
2027	567,980
2028	372,677
2029	347,524
2030	244,579
Thereafter	448,952
Total undiscounted cash flows	$2,640,007

Reconciliation of lease liabilities:
Weighted-average remaining lease terms	4.4 years
Weighted-average discount rate	9.9%
Present values	$2,218,847

Lease liabilities—current	801,841
Lease liabilities—long-term	1,417,006
Lease liabilities—total	$2,218,847

Difference between undiscounted and discounted cash flows	$550,135

Contingencies

The Company is subject to various legal proceedings from time to time as part of its business. As of March 31, 2026, the Company was not currently party to any legal proceedings or threatened legal proceedings, the adverse outcome of which, individually or in the aggregate, it believes would have a material adverse effect on its business, financial condition, and results of operations.

12. SHAREHOLDERS’ EQUITY

Common Stock

The Company has authorization to issue and outstanding at any one time 40,000,000 shares of common stock with a par value of $0.0001 per share. The holders of common stock are entitled to one vote per share and dividends declared by the Company’s Board of Directors.

Preferred Stock

The Company has authorization to issue and have outstanding at any one time 1,000,000 shares of preferred stock with a par value of $0.0001 per share, in one or more classes or series within a class as may be determined by our board of directors, who establish, from time to time, the number of shares to be included in each class or series, fix the designation, powers, preferences and rights of the shares of each such class or series and any qualifications, limitations or restrictions thereof. Any preferred stock so issued is senior to other existing classes of common stock with respect to the payment of dividends or amounts upon liquidation or dissolution. As of March 31, 2026 and December 31, 2025, no shares of our preferred stock had been designated any rights and we had no shares of preferred stock issued and outstanding.

Dividend policy

Dividends are paid at the discretion of the Board of Directors. There were no dividends declared for the three months ended March 31, 2026 and 2025.

13. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after March 31 206 up through the date the consolidated financial statements were available to be issued. Based upon the evaluation, except as disclosed below or within the footnotes, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements as of and for the period ended March 31, 2026, except as follows:

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

On April 29, 2026, the Company entered into a Securities Purchase Agreement (the “Agreement”) with the purchasers named therein (the “Investors”), pursuant to which the Company agreed to issue and sell, in a private placement, shares of its common stock (the “Shares”) in two closings for aggregate gross proceeds of $21 million, subject to the terms and conditions set forth in the Securities Purchase Agreement (collectively, the “Private Placement”). The Company has agreed to issue and sell to the Investors at a first closing of the Private Placement to be held immediately following the receipt of no objections from Nasdaq on the Company’s Listing of Additional Securities Notification filed on April 29, 2026 (the “First Closing”), 1,400,000 Shares at a price per Share equal to $2.00 (the “Share Purchase Price”), for aggregate gross proceeds of $2.8 million and satisfaction of the other customary closing conditions. The First Closing has not yet occurred. The Company has also agreed to issue and sell to the Investors at a second closing of the Private Placement (the “Second Closing”), up to 9,100,000 Shares at the Share Purchase Price for gross aggregate proceeds of $18,200,000. The Second Closing is expected to take place promptly following receipt of the approval by the Company’s stockholders at a meeting of stockholders or acting through written consent of all such matters as may be required by the applicable rules and regulations of the Nasdaq Capital Market or under applicable law from the stockholders of the Company with respect to the Private Placement (the “Stockholder Approvals”) and the satisfaction of other customary closing conditions. The net proceeds from the Private Placement will be used to support the Company’s principal business initiatives, including flagship store expansion in key metropolitan markets, brand development, working capital, and the continued growth of its multi-channel distribution strategy. The proceeds are also expected to support operational and supply chain capabilities designed to enhance efficiency, execution, and scalability across the Company’s expanding platform.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ending December 31, 2025. As discussed in the section titled “Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ending December 31, 2025.

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

Founded in 2015 by Jay Kim, our Chief Executive Officer, Mr. Kim and his team launched Reborn Coffee with the vision of using the finest pure ingredients and pristine water. We currently serve customers through our nine retail stores and one franchisee located in California, one store in Korea, and one store in Malaysia.

Reborn Coffee continues to elevate the high-end coffee experience, and we received 1st place traditional still in “America’s Best Cold Brew” competition by Coffee Fest in 2017 in Portland and 2018 in Los Angeles.

The Experience, Reborn

As leading pioneers of the emerging “Fourth Wave” movement, we are redefining specialty coffee as an experience that demands much more than premium quality. We consider ourselves leaders of the “fourth wave” coffee movement because we are constantly developing our bean processing methods, researching design concepts, and reinventing new ways of drinking coffee. For instance, the current transition from the K-Cup trend to the pour over drip concept allowed us to reinvent the way people consume coffee, by merging convenience and quality. We took the pour over drip concept and made it available and affordable to the public through our “Pour Over Packs.” Our “Pour Over Packs” allow our consumers to consume our specialty coffee outdoors and on-the-go.

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

Current Operation

We have a production and distribution center at our headquarters that we use to process and roast coffee for wholesale and retail distribution.

We have the following ten retail coffee locations as of March 31, 2026:

●	La Floresta Shopping Village in Brea, California;

●	La Crescenta, California;

●	Corona Del Mar, California;

●	Home Depot Center in Laguna Woods, California;

●	Manhattan Village at Manhattan Beach, California;

●	Galleria at Tyler in Riverside, California;

●	Intersect in Irvine, California;

●	Diamond Bar, California;

●	Anaheim, California; and

●	Kuala Lumpur, Malaysia

Critical Accounting Policies and Significant Judgments and Estimates

Revenue

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. The Company’s net revenue primarily consists of revenues from its retail locations and wholesale and online store. Accordingly, the Company recognizes revenue as follows:

●	Retail Store Revenue

Retail store revenues are recognized at the point of sale when payment is tendered. Retail store revenues are reported net of sales, use, or other transaction taxes collected from customers and remitted to taxing authorities. Sales taxes payable are recorded as accrued liabilities within other current liabilities. Retail store revenue represents approximately 28.2% of the Company’s total revenue.

●	Wholesale and Online Revenue

Wholesale and online revenues are recognized when products are delivered and title passes to the customer or to wholesale distributors. When customers pick up products at the Company’s warehouse or when products are delivered to wholesale distributors, title transfers and revenue is recognized at that time. Wholesale and online revenues represent approximately 1.5% of the Company’s total revenue.

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

The Company evaluates whether it controls the transportation services provided to determine whether it is acting as a principal or an agent. The Company has determined that it acts as the principal in its transportation service arrangements, as it controls pricing, manages all aspects of the shipment process, and assumes the risks associated with delivery and collection. Accordingly, service income is presented on a gross basis in the consolidated statements of operations. Service income represents approximately 65.0% of the Company’s total revenue.

●	License Income

The Company has entered into license agreements that allow licensees to operate and market Reborn Coffee branded stores and products under the Reborn Coffee trademarks. Under these agreements, the Company provides ongoing services, including training, marketing support, system updates, and other operational assistance. As the Company is required to provide these ongoing services, license revenue is recognized over the term of the license agreement. License agreements typically have initial terms of three years and may be renewed for additional periods. License income represents approximately 5.3% of the Company’s total revenue.

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

Long-lived Assets

In accordance with FASB ASC Topic 360, Property, Plant, and Equipment, the Company reviews for impairment of long-lived assets and certain identifiable intangibles whenever events or circumstances indicate that the carrying amount of assets may not be recoverable. The Company considers the carrying value of assets may not be recoverable based upon our review of the following events or changes in circumstances: the asset’s ability to continue to generate income from operations and positive cash flow in future periods; loss of legal ownership or title to the assets; significant changes in our strategic business objectives and utilization of the asset; or significant negative industry or economic trends. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset are less than its carrying amount. As of March 31, 2026 and December 31, 2025, the Company was not aware of any events or changes in circumstances that would indicate that the long-lived assets are impaired.

Results of Operations

Three months ended March 31, 2026 compared to three months ended March 31, 2025

The following table presents selected comparative results of operations from our unaudited financial statements for the three months ended March 31, 2026 compared to three months ended March 31, 2025. Our financial results for these periods are not necessarily indicative of the financial results that we will achieve in future periods. Certain totals for the table below may not sum to 100% due to rounding.

	Three Months Ended March 31,
	2026		2025		Changes
	Amount	%	Amount	%	Amount	%
Net revenues:
Stores	$1,470,026	28.2%	$1,678,935	99.2%	$(208,909)	-12.4%
Wholesale and online	79,869	1.5%	14,326	0.8%	65,543	457.5%
Service income	3,386,552	65.0%	-	0.0%	3,386,552	100.0%
License income	275,000	5.3%	-	0.0%	275,000	100.0%
Total net revenues	5,211,447	100.0%	1,693,261	100.0%	3,518,186	207.8%

Operating costs and expenses:
Product, food and drink costs - stores	517,536	9.9%	924,364	54.6%	(406,828)	-44.0%
Cost of service income - subcontractors	2,591,308	49.7%	-	0.0%	2,591,308	n/a
General and administrative	2,436,695	46.8%	1,876,295	110.8%	560,400	29.9%
Professional fees	246,004	4.7%	589,959	34.8%	(343,955)	-58.3%
Stock compensation expense	292,589	5.6%	-	0.0%	292,589	#DIV/0!
Total operating costs and expenses	6,084,132	116.7%	3,390,618	200.2%	2,693,514	79.4%

Loss from operations	(872,685)	-16.7%	(1,697,357)	-100.2%	824,672	-48.6%

Other income (expense):
Other income (expense)	(87,599)	-1.7%	83,882	5.0%	(171,481)	-204.4%
Interest expense including amortization of debt discount	(21,683)	-0.4%	(181,155)	-10.7%	159,472	-88.0%
Interest expense - debt discount	(398,602)	-7.6%	-	0.0%	(398,602)	100.0%
Gain on sale of property	14,777	0.3%	-	0.0%	14,777	100.0%
Derivative Expense	(47,448)	-0.9%	(395,807)	-23.4%	348,359	100.0%
Asset impairment loss	(80,000)	-1.5%	-	0.0%	(80,000)	#DIV/0!
Total other expense, net	(620,555)	-11.9%	(493,080)	-29.1%	(127,475)	25.9%

Loss before income taxes	(1,493,240)	-28.7%	(2,190,437)	-129.4%	697,197	-31.8%

Provision for income taxes	-	0.0%	707	0.0%	(707)	-100.0%

Net loss	$(1,493,240)	-28.7%	$(2,191,144)	-129.4%	$697,904	-31.9%

Revenues. Revenues were approximately $5.2 million for the three-month period ended March 31, 2026, compared to $1.7 million for the comparable period in 2025, representing an increase of approximately $3.5 million, or 207.8%. The increase in sales for the period was primarily driven by the logistics service revenue.

Product, food and drink costs. Product, food and drink costs were approximately $0.5 million for the three-month period ended March 31, 2026 compared to $0.9 million for the comparable period in the prior year, representing a decrease of approximately $0.4 million, or 44%. The decrease for the period was mainly driven by the low volume of stores sales.

Cost of service income – subcontractors. Subcontractor costs were approximately $2.6 million for the three-month period ended March 31, 2026.

Gross profit. Gross profit was approximately $2.1 million for the three-month period ended March 31, 2026, compared to $0.8 million for the comparable period in 2025, representing an increase of approximately $1.3 million, or 173.5%. The increase in gross profit for the period was primarily driven by increase in service income.

General and administrative expenses. General and administrative expenses were approximately $2.4 million for the three-month period ended March 31, 2026 compared to $1.9 million for the comparable period in 2025, representing an increase of approximately $0.5 million, or 29.9%. This increase in general and administrative expenses for the three-month period ended March 31, 2026 compared to the comparable period in the prior year was primarily due to increases in professional services and costs related to logistics to support growth plans, as well as costs associated with outside administrative, legal and professional fees and other general corporate expenses for a public company.

Liquidity and Capital Resources

We have a history of operating losses and negative cash flow in operating activities. We have incurred recurring net losses, including net losses from operations before income taxes of approximately $1.5 million and $2.1 million for the three months ended March 31, 2026 and 2025, respectively. We used approximately $0.4 million and $0.2 million of cash for operating activities for the three months ended March 31, 2026 and 2025, respectively.

During April 2026, we conducted four closings pursuant to the Debenture Purchase Agreement and sold Debentures in the aggregate principal amount of $ $4,166,665 for a purchase price of $3,750,000, representing an original issue discount of 10%. We also issued to the Debenture Investors 1,041,667 Debenture Warrants in connection with the closings.

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

On April 29, 2026, the Company entered into a Securities Purchase Agreement (the “Agreement”) with the purchasers named therein (the “Investors”), pursuant to which the Company agreed to issue and sell, in a private placement, shares of its common stock (the “Shares”) in two closings for aggregate gross proceeds of $21 million, subject to the terms and conditions set forth in the Securities Purchase Agreement (collectively, the “Private Placement”). The Company has agreed to issue and sell to the Investors at a first closing of the Private Placement to be held immediately following the receipt of no objections from Nasdaq on the Company’s Listing of Additional Securities Notification filed on April 29, 2026 (the “First Closing”), 1,400,000 Shares at a price per Share equal to $2.00 (the “Share Purchase Price”), for aggregate gross proceeds of $2.8 million and satisfaction of the other customary closing conditions. The First Closing has not yet occurred.  The Company has also agreed to issue and sell to the Investors at a second closing of the Private Placement (the “Second Closing”), up to 9,100,000 Shares at the Share Purchase Price for gross aggregate proceeds of $18,200,000. The Second Closing is expected to take place promptly following receipt of the approval by the Company’s stockholders at a meeting of stockholders or acting through written consent of all such matters as may be required by the applicable rules and regulations of the Nasdaq Capital Market or under applicable law from the stockholders of the Company with respect to the Private Placement (the “Stockholder Approvals”) and the satisfaction of other customary closing conditions. The net proceeds from the Private Placement will be used to support the Company’s principal business initiatives, including flagship store expansion in key metropolitan markets, brand development, working capital, and the continued growth of its multi-channel distribution strategy. The proceeds are also expected to support operational and supply chain capabilities designed to enhance efficiency, execution, and scalability across the Company’s expanding platform.

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

	Three Months Ended March 31,
	2026	2025
Statement of Cash Flow Data:
Net cash used in operating activities	362,250	236,578
Net cash provided by (used in) investing activities	(3,278,100)	1,994
Net cash provided by financing activities	587,516	152,302

Cash Flows Used in Operating Activities

Net cash used in operating activities during the three-month period ended March 31, 2026 was approximately $0.4 million, which resulted from net loss of $1.83 million, net income from non-controlling interest of $334,329, non-cash charges of $292,589 for stock compensation, $398,602 for debt discount expense, $12,105 for operating lease and $237,549 for depreciation and net cash outflows of approximately $796,630 from changes in operating assets and liabilities.

Cash Flows Provided by (Used in) Investing Activities

Net cash used in investing activities during the three months ended March 31, 2026 and provided by investing activities during the three months ended March 31, 2025 was $3,278,100 and $1,994, respectively. These expenditures in 2026 is primarily related to loan receivable from related party of $2.9 million and long-term prepayment of $300,000 along with purchases of property and equipment in connection with current and future location openings and maintaining our existing locations.

Cash Flows Provide by Financing Activities

Net cash provided by financing activities during the three-month period ended March 31, 2026 and March 31, 2025 was $587,516 and $152,302, respectively. It is mostly derived from the proceeds from borrowing.

Credit Facilities

Economic Injury Disaster Loan

On May 16, 2020, we executed an Economy injury disaster loan (the “EIDL Loan”) from the SBA under its EIDL assistance program in light of the impact of the COVID-19 pandemic on our business. As of March 31, 2026, the EIDL Loan is not in default.

Pursuant to the SBA Loan Agreement, we borrowed an aggregate principal amount of the EIDL Loan of $500,000, with proceeds to be used for working capital purposes. Interest accrues at the rate of 3.75% per annum and will accrue only on funds actually advanced from the date of each advance. Installment payments, including principal and interest, are due monthly beginning May 16, 2021 (12 months from the date of the SBA Loan Agreement) in the amount of $731. The balance of principal and interest is payable 30 years from the date of the SBA Loan. In connection therewith, we also received a $10,000 grant, which does not have to be repaid. During the year ended December 31, 2020, $10,000 was recorded in EIDL grant income in the Statements of Operations. The schedule of payments on this loan was later deferred to commence 24 months from the date of loan and we has paid all payments owed since May 2022.

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

We are taxed at the prevailing U.S. corporate tax rates. We are treated as a U.S. corporation and a regarded entity for U.S. federal, state and local income taxes. Accordingly, a provision is being recorded for the anticipated tax consequences of our reported results of operations for U.S. federal, state and foreign income taxes.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2026. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2026, our disclosure controls and procedures were ineffective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified by Securities and Exchange Commission (“SEC”) rules and forms and (b) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding any required disclosure.

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

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our financial statements may not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analyses and procedures in order to conclude that our financial statements for the quarter ended March 31, 2026, included in this Quarterly Report on Form 10-Q were fairly stated in accordance with GAAP. Accordingly, management believes that despite our material weaknesses, our financial statements for the quarter ended March 31, 2026, are fairly stated, in all material respects, in accordance with GAAP.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

In the future, the Company may be subject to various legal proceedings from time to time as part of its business. We are currently not involved in litigation that we believe will have a materially adverse effect on our financial condition or results of operations. As of the date of this Report, there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self- regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries threatened against or affecting our company, our common stock, any of our subsidiaries or of our company’s or our company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision is expected to have a material adverse effect.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

Item 6. Exhibits.

The following exhibits are included herein or incorporated herein by reference:

3.1	Certificate of Incorporation (Delaware), dated July 27, 2022 (incorporated by reference to Exhibit 3.1 to Amendment No. 5 to our Registration Statement on Form S-1 filed on August 2, 2022)
3.2	Bylaws of Registrant (Delaware) (incorporated by reference to Exhibit 3.2 to Amendment No. 5 to our Registration Statement on Form S-1 filed on August 2, 2022)
3.3	Certificate of Amendment to Certificate of Incorporation filed with the Secretary of State of the State of Delaware on January 12, 2024 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on January 16, 2024)
4.1	Specimen Common Stock Certificate (Delaware) (incorporated by reference to Exhibit 4.1 to Amendment No. 5 to our Registration Statement on Form S-1 filed on August 2, 2022)
4.2	Form of Representative’s Warrant (incorporated by reference to Exhibit 4.5 to Amendment No. 2 to our Registration Statement on Form S-1 filed on April 18, 2022)
4.3	Warrant to Purchase Common Shares issued May 20, 2024, by Reborn Coffee Inc. to EFF HUTTON YA FUND, LP (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on May 23, 2024)
4.4	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on February 12, 2025)
4.5	Form of Forbearance Warrant with Arena Investors (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on April 6, 2026)
10.1	Forbearance Agreement with Arena Investors (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 6, 2026)
10.2	Amended and Restated Forbearance Agreement with Arena Investors dated April 15, 2026 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 21, 2026)
10.3	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 5, 2026)
31.1*	Certification of Jay Kim pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Jay Kim pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Jay Kim	Chief Executive Officer and Acting Chief Financial Officer	May 22, 2026
Jay Kim	(Principal Executive, Financial, and Accounting Officer)