Form 10-Q
period 2026-06-30
Reborn Coffee, Inc.
filed 2026-09-14
CIK 1707910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

The registrant has 8,620,122 shares of common stock outstanding as of September 14, 2026.

i

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) that are based on our management’s beliefs and assumptions and on information currently available to management, and which statements involve substantial risk and uncertainties. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, market growth and trends, and trends, and objectives for future operations are forward-looking statements. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions.

These risks and uncertainties include, among other things, risks related to global macro-economic conditions, including the effects of inflation, rising interest rates and market volatility on the global economy; our ability to estimate the size of our total addressable market, and the development of the market for our products, which is evolving; our ability to effectively sustain and manage our growth and future expenses, achieve and maintain future profitability, attract new customers and maintain and expand our existing customer base; our ability to scale and update our business to respond to customers’ needs and rapid technological change; the effects of increased competition in our market and our ability to compete effectively; our ability to expand use cases within existing customers and vertical solutions; our ability to expand our operations and increase adoption of our products internationally; our ability to strengthen and foster our relationships with third party service providers; our ability to expand our direct sales force, customer success team and strategic partnerships around the world; the impact of any data breaches, cyberattacks or other malicious activity on our technology systems; our ability to identify targets for and execute potential acquisitions; our ability to successfully integrate the operations of businesses we may acquire, and to realize the anticipated benefits of such acquisitions; our ability to maintain, protect and enhance our brand; the sufficiency of our cash, cash equivalents and capital resources to satisfy our liquidity needs; limitations on us due to obligations we have under our credit facility or other indebtedness; our failure or the failure of our products to comply with applicable industry standards, laws and regulations; our ability to maintain, protect and enhance our intellectual property; our ability to successfully defend litigation against us; our ability to maintain our corporate culture; our ability to offer high-quality customer support; our ability to hire, retain and motivate qualified personnel, including executive level management; our ability to successfully manage and integrate executive management transitions; our ability to estimate the size and potential growth of our target market; uncertainties regarding the impact of general economic and market conditions, including as a result of regional and global conflicts or related government sanctions; our ability to successfully implement and maintain new and existing information technology systems; and our ability to maintain proper and effective internal controls.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements.

Reborn Coffee, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2026	2025

ASSETS
Current assets:
Cash and cash equivalents	$309,878	$2,594,716
Accounts receivable, net of allowance for doubtful accounts of $511,719 and $75,689, respectively	1,006,260	946,996
Accounts receivable from related party, net of allowance for doubtful accounts of $255,000 and $0, respectively	255,000	728,990
Inventories, net	127,950	58,435
Prepaid expense and other current assets	583,299	550,000
Loan receivable from related party	3,759,156	2,000,000
Total current assets	6,041,543	6,879,137
Property and equipment, net	2,685,567	2,894,893
Operating lease right-of-use asset	1,882,748	2,160,871
Long-term prepayment	1,000,000	1,000,000
Other assets	199,252	246,189
Total assets	$11,809,110	$13,181,090

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$882,505	$561,457
Accounts payable - related party	90,000	-
Accrued expenses and current liabilities	644,430	815,245
Loan payable to shareholder	414,516	70,000
Loans payable to financial institutions, current	510,089	109,247
Loans payable to others	674,217	279,026
Loan payable to related party	1,294,214	153,605
Convertible debt, net of debt discount of $302,698 and $900,198, respectively	2,981,467	3,266,467
Derivative liability	1,097,915	503,384
Loan payable, economic injury disaster loan, current	18,227	22,452
Loan payable, payroll protection program, current	52,025	26,307
Operating lease liabilities, current	622,896	879,416
Total current liabilities	9,282,501	6,686,606
Loan payable, economic injury disaster loan, net of current	469,940	469,940
Loan payable, payroll protection program, net of current	-	25,718
Operating lease liabilities, net of current	1,321,027	1,352,961
Total liabilities	11,073,468	8,535,225

Commitments and Contingencies

Stockholders' equity
Common Stock, $0.0001 par value, 40,000,000 shares authorized; 8,213,455 and 7,850,601shares issued and outstanding, respectively	821	785
Common stock issuable, $0.0001 par value, 0 and 170,000 shares issuable, respectively	-	850,000
Preferred Stock, $0.0001 par value, 1,000,000 shares authorized; no shares issued and outstanding	-	-
Additional paid-in capital	35,507,596	34,365,043
Accumulated deficit	(35,141,750)	(30,704,112)
Non-controlling interest in subsidiary	368,975	134,149
Total stockholders' equity	735,642	4,645,865

Total liabilities and stockholders' equity	$11,809,110	$13,181,090

See accompanying notes to unaudited condensed consolidated financial statements.

Reborn Coffee, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30		June 30
	2026	2025	2026	2025
Net revenues:
Stores	$1,580,560	$1,810,167	$3,050,586	$3,489,102
Wholesale and online	155,116	24,625	234,985	38,951
Service income - Related party	4,586,167	-	7,972,719	-
License income	-	-	275,000	-
Total net revenues	6,321,843	1,834,792	11,533,290	3,528,053

Operating costs and expenses:
Product, food and drink costs - stores, wholesale and online	438,139	420,389	955,675	1,344,753
Cost of service income - subcontractors - related party	4,630,322	-	7,221,630	-
General and administrative	2,387,560	2,459,102	4,824,255	4,275,397
Professional fees	441,863	697,587	687,867	1,347,546
Stock compensation expense	-	2,665,485	292,589	2,665,485
Total operating costs and expenses	7,897,884	6,242,563	13,982,016	9,633,181

Loss from operations	(1,576,041)	(4,407,771)	(2,448,726)	(6,105,128)

Other income (expense):
Other income (expense)	(7,950)	80,871	(95,549)	164,753
Interest expense	(43,085)	(669,555)	(64,768)	(850,710)
Amortization of debt discount	(455,511)	-	(854,113)	-
Gain on sale of property	-	75,000	14,777	75,000
Loss on debt extinguishment	(618,942)	(200,333)	(618,942)	(200,333)
Change in fair value of derivative liabilities	151,973	206,106	104,525	(189,701)
Asset impairment loss	-	(421,969)	(80,000)	(421,969)
Total other expense, net	(973,515)	(929,880)	(1,594,070)	(1,422,960)

Loss before income taxes	(2,549,556)	(5,337,651)	(4,042,796)	(7,528,088)
	`
Provision for income taxes	160,016	2,401	160,016	3,108

Net loss	(2,709,572)	(5,340,052)	(4,202,812)	(7,531,196)

Net income attributable to non-controlling interest	(99,503)	-	234,826	-

Net loss attributable to Reborn Coffee shareholders	$(2,610,069)	$(5,340,052)	$(4,437,638)	$(7,531,196)

Per common share basic and diluted:

Net loss per common share attributable to Reborn Coffee shareholders, basic and diluted	$(0.32)	$(1.15)	$(0.55)	$(1.60)

Number of weighted average shares - basic and diluted	8,213,455	4,638,892	8,129,220	4,693,845

See accompanying notes to unaudited condensed consolidated financial statements.

Reborn Coffee, Inc. and Subsidiaries

Unaudited Condensed Consolidated Stockholders’ Equity (Deficit)

								Accumulated	Total
	Common Stock		Common Stock Issuable		Additional Paid-in	Accumulated	Non- controlling	Other Comprehensive	Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Income (loss)	(Deficit)

Balance as of December 31, 2024	4,274,508	$428	294,000	$1,470,000	$22,674,095	$(21,562,872)	$-	$21,091	$2,602,742
Net loss	-	-	-	-	-	(2,191,144)	-	-	(2,191,144)
Foreign currency translation	-	-			-	-	-	3,984	3,984
Balance as of March 31, 2025	4,274,508	$428	294,000	$1,470,000	$22,674,095	$(23,754,016)	$-	$25,075	$415,582
Stock compensation expense	847,436	85	-	-	2,665,400	-	-	-	2,665,485
Common shares issued from shares issuable	165,185	17	(64,000)	(320,000)	520,316	-	-	-	200,333
Issuances of common shares	100,000	10	-	-	99,990	-	-	-	100,000
Net loss	-	-	-	-	-	(5,340,052)	-	-	(5,340,052)
Foreign currency translation	-	-	-	-	-	-	-	53,630	53,630
Balance as of June 30, 2025	5,387,129	$540	230,000	$1,150,000	$25,959,801	$(29,094,068)	$-	$78,705	$(1,905,022)

								Accumulated
	Common Stock		Common Stock Issuable		Additional Paid-in	Accumulated	Non-controlling	Other Comprehensive	Total Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Income	Equity

Balance as of December 31, 2025	7,850,601	$785	170,000	$850,000	$34,365,043	$(30,704,112)	$134,149	$-	$4,645,865
Stock compensation	185,771	18	-	-	292,571	-	-	-	292,589
Common stock issued from issuable	177,083	18	(170,000)	(850,000)	849,982	-	-	-	-
Non-controlling interest	-	-	-	-	-	-		-	-
Net loss	-	-	-	-	-	(1,827,569)	334,329	-	(1,493,240)
Balance as of March 31, 2026	8,213,455	821	-	-	35,507,596	(32,531,681)	468,478	-	3,445,214
Net loss	-	-	-	-	-	(2,610,069)	(99,503)	-	(2,709,572)
Balance as of June 30, 2026	8,213,455	821	-	-	35,507,596	(35,141,750)	368,975	-	735,642

See accompanying notes to unaudited condensed consolidated financial statements.

Reborn Coffee, Inc. and Subsidiaries

Unaudited Consolidated Statements of Cash Flows

	Six Months Ended
	June 30

Cash flows from operating activities:
Net loss	(4,437,638)	(7,531,196)
Non-controlling interest net income	234,826	-
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock compensation expense	292,589	2,665,485
Settlement of debt	-	200,333
Interest expense - amortization of debt discount	854,113	740,741
Operating lease	(10,331)	(21,607)
Asset impairment loss	80,000	421,969
Gain on disposal of assets	(14,777)	-
Depreciation	209,492	144,341
Derivative expense	(104,525)	189,701
Gain or loss on debt extinguishment	618,942	-
Changes in operating assets and liabilities:
Accounts receivable	414,726	(800)
Inventories	(69,515)	(31,047)
Prepaid expense and other assets	13,638	(72,387)
Accounts payable	321,048	428,482
Accrued liabilities, net	(170,815)	(307,343)
Accounts payable from related party	90,000	-
Net cash used in operating activities	(1,678,227)	(3,173,328)

Cash flows from investing activities:
Acquisition of property and equipment	(114,983)	(85,499)
Long-term prepayment	-	275,000
Proceeds from sale of assets	49,594	-
Loan receivables from related party	(1,759,156)	-
Net cash provided by (used in) investing activities	(1,824,544)	189,501

Cash flows from financing activities:
Proceeds from issuance of common stock	-	100,000
Net proceeds from loan payable from others	395,191	-
Repayment of loan payable to others	-	(92,565)
Net borrowings from related loan payable	1,140,609	-
Repayment of convertible debt	(882,500)	-
Redemption premium on convertible debt	(176,500)
Net borrowings from loan to shareholder	344,516	-
Net borrowings from convertible debt	-	2,750,000
Borrowings from financial institutions	400,842	157,819
Repayments on loan payable to PPP	(4,225)	(11,776)
Net cash provided by financing activities	1,217,933	2,903,478

Net decrease in cash	(2,284,838)	(80,349)

Cash and cash equivalents at beginning of period	2,594,716	158,215

Cash and cash equivalents at end of period	$309,878	$77,866

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$64,768	$850,710
Income taxes	$-	$-
Supplemental disclosures of non-cash investing and financing activities:
Settlement of debt to common stock equity	-	320,000
Warrants issued in connection with convertible debt restructuring	677,250	-

See accompanying notes to unaudited condensed consolidated financial statements.

REBORN COFFEE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS

Reborn Coffee, Inc. (“Reborn”) was incorporated in the State of Florida in January 2018. In July 2022, Reborn was migrated from Florida to Delaware, and filed a certificate of incorporation with the Secretary of State of the State of Delaware having the same capitalization structure as the Florida predecessor entity. Reborn has the following subsidiaries:

●	Reborn Global Holdings, Inc. (“Reborn Holdings”), a California corporation incorporated in November 2014. Reborn Holdings is engaged in the operation of wholesale distribution and retail coffee stores in California to sell a variety of coffee, tea, Reborn brand name water and other beverages along with bakery and dessert products.

●	Reborn Coffee Franchise, LLC (“Reborn Coffee Franchise”), a California limited liability company formed in December 2020 and wholly-owned by Reborn Coffee, Inc, is a franchisor providing premier roaster specialty coffee to franchisees or customers. Reborn Coffee Franchise continues to develop the Reborn Coffee system for the establishment and operation of Reborn Coffee stores using one or more Reborn Coffee marks. Reborn Coffee Franchise does not have any franchisee as of June 30, 2026.

●	Reborn Realty, LLC (“Reborn Realty”), a California limited liability company formed in March 2023 and wholly-owned by Reborn Coffee, Inc, is an entity which acquired a real property located at 596 Apollo Street, Brea, California.

●	Reborn Coffee Korea, Inc. (“Reborn Korea”) – a Korea corporation located in Daejon, South Korea formed in October 2023 and wholly-owned by Reborn Coffee, Inc, with one retail coffee store under the brand name of Reborn Coffee. Reborn Korea had no operations since 2025.

●	Reborn Malaysia, Inc. (“Reborn Malaysia”) – a Malaysian corporation located in Kuala Lumpur, Malaysia formed in October 2023, is majority owned subsidiary of Reborn with one retail coffee store under the brand name of Reborn Coffee.

●	Reborn Logistics, Inc. (“Reborn Logistics”) – a California corporation incorporated in September 2025. Reborn Logistics provides comprehensive freight forwarding, transportation and logistics services. Reborn holds a 51% interest in Reborn Logistics.

Reborn Coffee, Inc., Reborn Global Holdings, Inc., Reborn Coffee Franchise, LLC, Reborn Realty, LLC, Reborn Korea, Reborn Malaysia and Reborn Logistics will be collectively referred as the “Company.”

Going Concern Matters

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $35.1 million as of June 30, 2026 and a net loss before income taxes of $4.0 million    during the six months ended June 30, 2026. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

To support its existing and planned business model and to fund its future operations, the Company has taken several steps to strengthen its liquidity and capital resources. The Company previously entered into a Securities Subscription Agreement providing for aggregate proceeds of approximately $6.5 million, which was funded in multiple tranches. In addition, on April 15, 2026, the Company entered into an Amended and Restated Forbearance Agreement with the Arena Investors that amended the repayment terms of the Company’s outstanding convertible debentures and provided forbearance from specified rights and remedies, subject to the Company’s compliance with the terms of the agreement.

Further, on April 29, 2026, the Company entered into a Securities Purchase Agreement pursuant to which the Company agreed to issue and sell shares of common stock in a private placement for aggregate gross proceeds of up to $21.0 million, subject to the satisfaction of specified closing conditions. The Company intends to use the proceeds from the financing, together with cash generated from operations and other available financing sources, to fund working capital, operations and its planned business initiatives.

Although management believes that these financing arrangements and its plans to improve operating performance will provide additional liquidity, the Company continues to have significant capital requirements and recurring losses. The Company cannot provide assurance that the contemplated financing transactions will be completed on the expected terms or that sufficient additional financing will be available when needed. Accordingly, substantial doubt about the Company’s ability to continue as a going concern remains.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reporting

The unaudited condensed consolidated financial statements include Reborn Coffee, Inc. and its subsidiaries as of June 30, 2026 and December 31, 2025 and for the three and six months ended June 30, 2026 and 2025.

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP. The consolidated financial statements include Reborn Coffee, Inc. and its subsidiary. All intercompany accounts, transactions, and profits have been eliminated upon consolidation.

Minority Interest

The Company consolidates Reborn Logistics, which is majority-owned subsidiary (51% own) and presents the portion of equity and earnings attributable to the non-controlling interest separately in the unaudited condensed consolidated financial statements. As of June 30, 2026, non-controlling interest was $368,975. For the six months ended June 30, 2026, net income attributable to non-controlling interest was $234,826.

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

The following table presents a summary of operating performance by reportable segment for the periods indicated:

	Reborn Coffee	Reborn Logistics	Others Elimination	Total
Revenue	$3,560,571	$7,972,719	$-	$11,533,290
Income (loss) from operations	$(3,094,155)	$638,052	$7,377	$(2,448,726)
Other expenses	$(1,594,067)	$-	$(3)	$(1,594,070)

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

Service Income – Reborn Logistics – Related Party

Service income is primarily derived from Reborn Logistics’ freight forwarding and logistics services. The Company recognizes service revenue when shipment transactions are delivered. Each shipment transaction or service order generally represents a separate contract with a customer. A performance obligation is established once a customer agreement with an agreed-upon transaction price exists. The transaction price is typically fixed and is not contingent upon the occurrence or non-occurrence of future events, and payment is generally due within 45 to 60 days from the invoice date. Service income represents related-party revenue from logistics services provided to TJ American, which owns a 49% interest in Reborn Logistics. For six months ended June 30, 2026, substantially all logistics revenue of $7.9 million was generated by TJ America.

The Company’s transportation arrangements involve organizing the movement of freight to a customer’s destination. Transportation services, including certain ancillary services such as loading and unloading, freight insurance, and customs clearance, represent a single performance obligation, as these services are not distinct in the context of the contract. This performance obligation is satisfied and revenue is recognized as control of the services transfers to the customer upon delivery, as the customer’s goods move from origin to destination.

The Company evaluates whether it controls the specified transportation service before that service is transferred to the customer to determine whether it is acting as a principal or an agent. The Company has determined that it acts as the principal in its transportation service arrangements because it is primarily responsible for fulfilling the customer contract and ensuring that the specified transportation service is completed in accordance with the agreed-upon terms. The Company enters into agreements directly with customers, establishes the price charged to customers, and has discretion in selecting and contracting with third-party carriers and negotiating the amounts paid to those carriers. The Company also assumes the risks associated with delivery and collection. These factors indicate that the Company obtains control of the specified transportation service before it is transferred to the customer. Accordingly, service income is presented on a gross basis in the consolidated statements of operations, with amounts paid to third-party carriers recognized as cost of service income.

License Revenue

The Company has entered into license agreements that allow licensees to operate and market Reborn Coffee branded stores and products under the Reborn Coffee trademarks. Under these agreements, the Company provides ongoing services, including training, marketing support, system updates, and other operational assistance. As the Company is required to provide these ongoing services, license revenue is recognized over the term of the license agreement. License agreements typically have initial terms of three years and may be renewed for additional periods. License income represents related-party revenue from certain board members.

Accounts receivable related to license revenue totaled $1,205,000. Since the related accounts receivable had not been collected for more than one year, the Company ceased recognizing license revenue beginning in the second quarter of 2026 and recorded an allowance for doubtful accounts for the total outstanding balance of $682,500. Of the gross receivable, $255,000 arose from a transaction with a member of the Company’s board of directors and, accordingly, represents a related-party transaction.

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

General and Administrative Expense

General and administrative expenses include store-related expenses as well as the Company’s corporate headquarters’ expenses.

Accounts Receivable, Net

Accounts receivables are stated net of allowance for doubtful accounts. The allowance for doubtful accounts is determined primarily on the basis of past collection experience and general economic conditions. The Company determines terms and conditions for its customers based on volume transacted by the customer, customer creditworthiness and past transaction history. As of June 30, 2026 and December 31, 2025, the allowance for doubtful accounts was $511,719 and $75,689, respectively. The allowance as of June 30, 2026 primarily related to a receivable arising from license income. The Company does not have any off-balance sheet exposure related to its customers.

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

Operating Leases

The Company accounts for its leases under ASC Topic 842, Leases. The Company determines if an arrangement is or contains a lease at inception. The Company’s operating leases with a term greater than one year are included in operating lease right-of-use (“ROU”) assets, operating lease liabilities, current and operating lease liabilities, net of current in the unaudited condensed consolidated balance sheets. ROU assets represent the Company’s right to use an underlying asset during the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the lease commencement date, based on the present value of lease payments over the lease term. In determining the net present value of lease payments, the Company uses its incremental borrowing rate which represents an estimated rate of interest that the Company would have to pay to borrow equivalent funds on a collateralized basis at the lease commencement date. Operating lease expense is recognized on a straight-line basis over the expected lease term.

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

The Company had potentially dilutive securities, including convertible debentures and warrants, outstanding during the six months ended June 30, 2026 and 2025. Because the Company incurred a net loss for the periods presented, the effect of these securities would have been anti-dilutive and, accordingly, they were excluded from the computation of diluted net loss per share. As a result, basic and diluted net losses per share were the same for the periods presented.

Long-lived Assets

In accordance with FASB ASC Topic 360, Property, Plant, and Equipment, the Company reviews for impairment of long-lived assets and certain identifiable intangibles whenever events or circumstances indicate that the carrying amount of assets may not be recoverable. The Company considers the carrying value of assets may not be recoverable based upon our review of the following events or changes in circumstances: the asset’s ability to continue to generate income from operations and positive cash flow in future periods; loss of legal ownership or title to the assets; significant changes in our strategic business objectives and utilization of the asset; or significant negative industry or economic trends. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset are less than its carrying amount. As of June 30, 2026 and December 31, 2025, the Company was not aware of any events or changes in circumstances that would indicate that the long-lived assets are impaired.

Fair Value of Financial Instruments

The Company records its financial assets and liabilities at fair value, which is defined under the applicable accounting standards as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measure date. The Company uses valuation techniques to measure fair value, maximizing the use of observable outputs and minimizing the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of input, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. There were no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. There have been no transfers between levels.

As of June 30, 2026 and December 31, 2025, the Company believes that the carrying value of accounts receivable, accounts payable, accrued expenses, and other current assets and liabilities approximate fair value due to the short maturity of these financial instruments. The Company had a derivative liability with a fair value of approximately $1.1 million that was measured on a recurring basis and classified within Level 3 of the fair value hierarchy. See Note 11 for additional information. The financial statements include financial instruments at fair value on a recurring or non-recurring basis.

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due and deferred taxes. Deferred taxes are recognized for the differences between the basis of assets and liabilities for financial statement and income tax purposes.

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

We estimate our annual effective income tax rate to be -7.08% for calendar 2026, which is different from the U.S. federal statutory rate, primarily due to its full valuation position and dual rate approach. The Company recorded $160,016 of tax expense as of June 30, 2026. As of June 30, 2026, we have no material unrecognized tax benefits, and we expect no material unrecognized tax benefits for next 12 months.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are accounts receivable arising from its normal business activities. The Company performs ongoing credit evaluations to its customers and establishes allowances when appropriate.

Company purchases from various vendors for its operations. For the three and six months ended June 30, 2026 and 2025, no purchases from any vendors accounted for a significant amount of the Company’s bean coffee purchases.

For the six months ended June 30, 2026, revenue from one customer was approximately $7.9 million, representing a significant concentration of the Company’s revenue.

Related Parties

The Company follows ASC Topic 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions. Related parties are any entities or individuals that, through employment, ownership, or other means, possess the ability to direct or cause the direction of management and policies of the Company.

As of June 30, 2026 and December 31, 2025, the Company has $3,759,156 and $2,000,000 of related party loan receivable which is non-interest bearing and payable upon demand.

The following table presents the Company’s related parties and the nature of their relationships:

Related Party	Relationship	Account Type
Arjomand Group LLC	Related party of Farooq Arjomand	Accounts Receivable
Farooq Arjomand	Chairman of Board	Accounts Receivable
Jay Kim	Shareholder	Shareholder Balance
TJ Americaf	Shareholder of Subsidiary	Accounts Payable
Alex Yeon	Related party	Accounts Payable
DRE	Related Party of Dennis Egidi	Loan Payable
Dennis Egidi	Vice Chairman of the Board	Loan Payable
Charles Jeong	Shareholder	Shareholder Balance
Yeil Advisory	Related party of shareholder	Loan receivable
KCC Mexico Transport System	Related party of shareholder	Loan receivable
Jung Jae Lim	Chief Executive Officer, Board Member	No transactions
Mi Jeong Lee	Independent director	No transactions
Mi Young Jeong	Independent director	No transactions
Reborn Realty, LLC	Wholly owned Subsidiary	No transactions
Reborn Malaysia, Inc	Wholly owned Subsidiary	Investments
Reborn Logistics, Inc.	Subsidiary	Intercompany loan

Recent Accounting Pronouncement

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial statements.

3. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30,	December 31,
	2026	2025

Furniture and equipment	$966,911	$964,157
Leasehold improvement	1,020,515	1,020,515
Store	2,322,027	2,322,027
Store construction	411,585	379,356
Vehicle	45,005	103,645

Total property and equipment	4,766,043	4,789,700
Less accumulated depreciation	(2,080,476)	(1,894,807)
Total property and equipment, net	$2,685,567	$2,894,893

Depreciation expense on property and equipment amounted to approximately $209,492 and $144,341 for the six months ended June 30, 2026 and 2025, respectively, and $105,461 and $83,333 for the three-month periods ended June 30, 2026 and 2025, respectively.

4. LOANS PAYABLE TO FINANCIAL INSTITUTIONS

Loans payable to financial institutions consisted of the following:

As of	June 30, 2026	December 31, 2025

Loan agreements with principal amount of $960,777 and repayment rate of 14.75% to 20.0%. The loans payable mature on various dates in 2026	$510,089	$109,247
Total loan payable	510,089	109,247
Less: current portion	(510,089)	(109,247)
Total loan payable, net of current	$-	$-

5. LOAN PAYABLE TO OTHER

Loans payable to others consisted of the following:

	June 30, 2026	December 31, 2025

Loan agreements with principal amount of $500,000 and repayment rate of 12.0% per annum. The loans payable mature on various dates in 2026	$174,026	$184,026
Loan agreements with principal amount of $350,000 and weekly repayment amount of $19,519.24. The loan matures in December 2026	312,981	-
Loan amount of $92,210, bearing no interest and due upon demand.	92,210	-
Loan amount of $220,000 with no interest. The loans payable mature in 2026	95,000	95,000

Total loan payable to others	674,217	279,026
Less: current portion	(674,217)	(279,026)

Total loan payable to others, net of current	$-	$-

6. LOAN PAYABLE TO SHAREHOLDER

Loans payable to shareholders consisted of the following:

	June 30, 2026	December 31, 2025

Borrowing from a shareholder, bearing no interest and due upon demand.	$414,516	$70,000

Total loan payable to shareholder	$414,516	$70,000

7. LOAN PAYABLE TO RELATED PARTY

Loans payable to related parties consisted of the following:

	June 30, 2026	December 31, 2025
Borrowing from related party bearing 6% interest and due upon demand.	$1,294,214	$153,605
Total loan payable to related party	$1,294,214	$153,605

8. LOAN PAYABLE, ECONOMIC INJURY DISASTER LOAN (EIDL)

Loans payable, Economic Injury Disaster Loan (EIDL) consisted of the following:

As of	June 30, 2026	December 31, 2025

May 16, 2020 ($150,000) - Loan agreement with principal amount of $150,000 with an interest rate of 3.75% and maturity date on May 16, 2050	$150,000	$150,000
June 28, 2021 ($350,000) – Loan agreement with principal amount of $350,000 with an interest rate of 3.75% and maturity date on May 18, 2050	350,000	350,000
Total long-term loan payable, EIDL	500,000	500,000
Interest payment	(11,833)	(7,608)
Less - current portion	(18,227)	(22,452)
Total loan payable, EIDL, less current portion	$469,940	$469,940

The following table provides future minimum payments:

For the years ended December 31,	Amount
2026	$30,060
2027	30,060
2028	30,060
2029	30,060
2030	30,060
Thereafter	349,700
Total	$500,000

May 16, 2020 – $150,000

On May 16, 2020, the Company executed the standard loan documents required for securing a loan from the U.S. Small Business Administration (“SBA”) under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the Company’s business. As of June 30, 2026, the loan payable, EIDL noted above is not in default.

Pursuant to that certain Loan Authorization and Agreement (the “SBA Loan Agreement”), the Company borrowed an aggregate principal amount of the EIDL Loan of $150,000, with proceeds to be used for working capital purposes. Interest accrues at the rate of 3.75% per annum and will accrue only on funds actually advanced from the date of each advance. Installment payments, including principal and interest, are due monthly beginning May 16, 2021 (12 months from the date of the SBA Loan) in the amount of $731. The balance of principal and interest is payable 30 years from the date of the SBA Loan. In connection with this, the Company also received a $10,000 grant, which does not have to be repaid. During the year ended December 31, 2020, $10,000 was recorded in EIDL grant income in the Statements of Operations. The schedule of payments on this loan was later deferred to commence 24 months from the date of loan, which was May 2022.

In connection therewith, the Company executed (i) a loan for the benefit of the SBA (the “SBA Loan”), which contains customary events of default and (ii) a Security Agreement, granting the SBA a security interest in all tangible and intangible personal property of the Company, which also contains customary events of default (the “SBA Security Agreement”).

June 28, 2021 – $350,000

On June 28, 2021, the Company executed the standard loan documents required for securing a second loan (the “Second EIDL”) from the SBA under its EIDL assistance program in light of the impact of the COVID-19 pandemic on the Company’s business. As of June 30, 2026, the loan payable, the Second EIDL noted above is not in default.

Pursuant to that certain Amended Loan Authorization and Agreement (the “SBA Loan Agreement”), the Company borrowed an aggregate principal amount of the Second EIDL of $500,000, with proceeds to be used for working capital purposes. Interest accrues at the rate of 3.75% per annum and will accrue only on funds actually advanced from the date of each advance. Installment payments, including principal and interest, are due monthly beginning April 16, 2022 (24 months from the original date of the SBA Loan) in the amount of $2,505. The balance of principal and interest is payable 30 years from the original date of the SBA Loan.

9. LOAN PAYABLE, PAYROLL PROTECTION LOAN PROGRAM (PPP)

Loans payable, Payroll Protection Loan Program (PPP) consisted of the following:

As of	June 30, 2026	December 31, 2025

Loan payable from Payroll protection program (PPP)	$52,025	$52,025
Less - current portion	(52,025)	(26,307)

Total loan payable, payroll protection program (PPP), less current portion	$-	$25,718

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

10. CONVERTIBLE NOTES PAYABLE NET OF DEBT DISCOUNT

Convertible Notes Payable consisted of the following:

	June 30,	December 31,
	2026	2025

Tranche 1: February 10 2025	$555,555	555,555
Tranche 2: February 27 2025	1,111,111	1,111,111
Tranche 3: March 28 2025	1,666,666	1,666,666
Tranche 4: August 1, 2025	833,333	833,333
Total Convertible Debt	4,166,665	4,166,665
Less: Debt Discount	(302,698)	(900,198)
Less: Repayment	(882,500)	-
Total Convertible Notes Payable	$2,981,467	3,266,467

During the initial recognition company calculated fair value of derivative liability on convertible debt and warrants and recorded the difference as debt discount subject to maximum of notes payable amount. Debt discount will be amortized over the term of the note.

On February 6, 2025, the Company entered into a Securities Purchase Agreement with Arena Special Opportunities (Offshore) Master II, LP and Arena Special Opportunities Partners III, LP (collectively, the “Arena Investors”), pursuant to which the Company issued secured convertible debentures with an aggregate principal amount of $4,166,665. The Debentures accrue interest at 10% per annum, payable in kind, and contain a variable-price conversion feature. The accounting for the embedded conversion feature is described in Note 11.

On April 15, 2026, the Company entered into an Amended and Restated Forbearance Agreement with the Arena Investors, which revised the repayment terms of the Debentures. Under the agreement, the Company was required to make scheduled monthly payments and repay all remaining amounts outstanding by September 30, 2026, subject to earlier repayment or conversion.

The Company evaluated the revised terms under ASC 470-50 and determined that the transaction resulted in an extinguishment of the existing debt and recognition of replacement debt. In connection with the restructuring, the Company also issued warrants to purchase 250,000 shares of common stock.

During the three months ended June 30, 2026, the Company made aggregate cash payments of approximately $1.06 million, of which approximately $0.88 million reduced contractual principal, with the remaining amount primarily representing contractual redemption premiums and other amounts due under the debt agreements.

The Company recognized a loss on debt extinguishment of approximately $619,000 during the three and six months ended June 30, 2026. The replacement debt was initially recorded at fair value, and the resulting debt discount is being amortized over the remaining term using the effective interest method.

11. DERIVATIVE LIABILITY

The Company accounts for the embedded conversion feature of its Convertible debentures and certain warrants as derivative liabilities. Derivative liabilities are measured at fair value at each reporting date, with changes in fair value recognized in earnings.

	June 30, 2026	December 31, 2025
Embedded conversion derivative	$746,915	$503,384
Forbearance warrant liability	351,000	—
Total derivative liabilities	$1,097,915	$503,384

Embedded Conversion Derivative

The Arena convertible debentures contain a variable-price conversion feature based on the market price of the Company’s common stock. The Company determined that the conversion feature requires bifurcation from the debt host and separate accounting as a derivative liability under ASC 815.

In April 2026, in connection with the Amended and Restated Forbearance Agreement described in Note 10, the Company accounted for the revised debt terms as an extinguishment of the existing debt and recognition of replacement convertible debt. Immediately prior to extinguishment, the existing conversion derivative was remeasured to fair value of approximately $798,365 and derecognized with the existing debt. The conversion derivative associated with the replacement debt was initially recognized at fair value of approximately $820,171. As of June 30, 2026, the fair value of the embedded conversion derivative was approximately $746,915. The change in fair value from initial recognition of the replacement derivative through June 30, 2026 was recognized in earnings.

Forbearance Warrants

In connection with the April 2026 forbearance arrangements, the Company issued warrants to the Arena Investors to purchase an aggregate of 250,000 shares of common stock at an exercise price of $2.00 per share. Based on the settlement provisions of the warrants, the Company classified the warrant as liabilities.

The warrants had an aggregate initial fair value of approximately $677,250. As of June 30, 2026, the warrant liability had a fair value of approximately $351,000. The decrease in fair value of approximately $326,250 was recognized as a gain in earnings during the three months ended June 30, 2026.

Fair Value Measurement

The Company estimated the fair value of the embedded conversion derivative using a Monte Carlo simulation model and the fair value of the warrant liability using a Black-Scholes-Merton option pricing model. The principal assumptions as of June 30, 2026 were as follows:

Assumption	Conversion Derivative	Warrant Liability
Risk-free interest rate	3.87%	4.19%
Expected remaining term	0.25 years	4.79 years
Expected volatility	166.98%	166.98%
Expected dividend yield	None	None

The fair value measurements use significant unobservable inputs and are classified within Level 3 of the fair value hierarchy.

12. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has the following operating facility leases:

Brea (Corporate office) – On August 12, 2024, the Company entered into an operating facility lease for its corporate office located in Brea, California with term of 36 months at $10,589 per month. The lease started on September 1, 2024 and expires in August 2026.

Brea – On August 16, 2024, the Company entered into an operating lease agreement for its store located at La Floresta Shopping Village in Brea, California, with a term of 60 months and an option to extend. The lease commenced on December 1, 2024 and was initially set to expire on November 30, 2029. The monthly lease payment under the lease agreement is approximately $7,965.

La Crescenta - On May 2017, the Company entered into an operating facility lease for its store located in La Crescenta, California with 120 months term with option to extend. The lease started in May 2017 and expires in May 2027. The Company entered into non-cancellable lease agreement for a coffee shop approximately 1,607 square feet located in La Crescenta, California commencing in May 2017 and expiring in April 2027. The monthly lease payment under the lease agreement is approximately $6,026.

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

In accordance with ASC 842, the components of lease expense were as follows:

For the six months ended June 30,	2026	2025
Operating lease expense	$322,070	$515,956
Total lease expense	$322,070	$515,956

In accordance with ASC 842, other information related to leases was as follows:

For the six months ended June 30,	2026	2025
Operating cash flows from operating leases	$327,822	$455,712
Cash paid for amounts included in the measurement of lease liabilities	$327,822	$455,712

In accordance with ASC 842, maturities of operating lease liabilities as of June 30, 2026 were as follows:

Operating
Year ending:	Lease
2026	$423,914
2027	567,980
2028	372,677
2029	347,524
2030	244,579
Thereafter	448,951
Total undiscounted cash flows	$2,405,625

Reconciliation of lease liabilities:
Weighted-average remaining lease terms	4.58 year
Weighted-average discount rate	10.0%
Present values	$1,943,923

Lease liabilities—current	622,896
Lease liabilities—long-term	1,321,027
Lease liabilities—total	$1,943,923

Difference between undiscounted and discounted cash flows	$461,702

Contingencies

The Company is subject to various legal proceedings from time to time as part of its business. As of June 30, 2026, the Company was not currently party to any legal proceedings or threatened legal proceedings, the adverse outcome of which, individually or in the aggregate, it believes would have a material adverse effect on its business, financial condition, and results of operations.

13. SHAREHOLDERS’ EQUITY

Common Stock

The Company has authorization to issue and outstanding at any one time 40,000,000 shares of common stock with a par value of $0.0001 per share. The holders of common stock are entitled to one vote per share and dividends declared by the Company’s Board of Directors.

Preferred Stock

The Company has authorization to issue and have outstanding at any one time 1,000,000 shares of preferred stock with a par value of $0.0001 per share, in one or more classes or series within a class as may be determined by our board of directors, who establish, from time to time, the number of shares to be included in each class or series, fix the designation, powers, preferences and rights of the shares of each such class or series and any qualifications, limitations or restrictions thereof. Any preferred stock issued is senior to other existing classes of common stock with respect to the payment of dividends or amounts upon liquidation or dissolution. As of June 30, 2026 and December 31, 2025, no shares of our preferred stock had been designated any rights, and we had no shares of preferred stock issued and outstanding.

Dividend policy

Dividends are paid at the discretion of the Board of Directors. There were no dividends declared for the six months ended June 30, 2026 and 2025.

14. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after June 30, 2026 up through the date the consolidated financial statements were available to be issued. Based upon the evaluation, except as disclosed below or within the footnotes, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements as of and for the period ended June 30, 2026, except as follows:

On July 14, 2026, the Company renewed the lease for its facility in Brea, California. The renewed lease term begins on September 1, 2026 and expires on August 31, 2027, with monthly lease payments of approximately $11,453. No adjustment to the accompanying condensed consolidated financial statements was required as a result of this event.

On August 10, 2026, the Company entered into an Agricultural Import and Supply Agreement (the “Import and Supply Agreement”) with The Mighty Oak, Inc. (“Mighty Oak”), which established the general terms and conditions under which the Company will import, purchase, store, and supply agricultural products to Mighty Oak, and Mighty Oak will supply such products to major markets and retailers in the United States of America (U.S.) using its vendor codes. The specific terms for transactions, including items, quantities, prices, delivery dates, delivery locations, and payment terms, shall be determined in accepted Purchase Orders (“PO”). The annual supply and import volume under the Import and Supply Agreement is guaranteed at a minimum of $20,000,000, and both parties are obligated to supply and purchase the minimum committed volume. If actual PO amounts fall short of the annual minimum guaranteed amount due to reasonable market conditions, the parties shall, upon mutual written agreement, carry over the shortfall quantity to the following year’s PO volume for adjustment and fulfillment. The Import and Supply Agreement remains in effect for two years from August 10, 2026, and automatically renews for successive one-year terms unless either party provides written notice of non-renewal at least 60 days prior to expiration. During the term of the Agreement and for a period of one year following termination, Mighty Oak is precluded from directly purchasing products covered under the Agreement from the Company’s suppliers without the Company’s prior written consent.

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

Reborn was founded in 2015 with the vision of using the finest pure ingredients and pristine water. We currently serve customers through our retail store locations in California: Brea, La Crescenta, Corona Del Mar, Laguna Woods, Manhattan Beach, Huntington Beach, Riverside, San Francisco, Irvine, Diamond Bar, Anaheim and Pasadena. In addition to the locations in the United States, we have one international location in Malaysia.

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

Our success in innovating within the “Fourth Wave” coffee movement is measured by our success in B2B sales with our introduction of Reborn Coffee Pour Over Packs to hotels. With the introduction of our Pour Over Packs to major hotels (including one hotel company with seven locations), our B2B sales increased as these companies recognized the convenience and functionality our Pour Over Packs serve to their customers.

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

We have the following ten retail coffee locations as of June 30, 2026:

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

Critical Accounting Policies and Significant Judgments and Estimates

Revenue

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. The Company’s net revenue primarily consists of revenues from its retail locations and wholesale and online stores. Accordingly, the Company recognizes revenue as follows:

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

Long-lived Assets

In accordance with FASB ASC Topic 360, Property, Plant, and Equipment, the Company reviews for impairment of long-lived assets and certain identifiable intangibles whenever events or circumstances indicate that the carrying amount of assets may not be recoverable. The Company considers the carrying value of assets may not be recoverable based upon our review of the following events or changes in circumstances: the asset’s ability to continue to generate income from operations and positive cash flow in future periods; loss of legal ownership or title to the assets; significant changes in our strategic business objectives and utilization of the asset; or significant negative industry or economic trends. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset are less than its carrying amount. As of June 30, 2026 and December 31, 2025, the Company was not aware of any events or changes in circumstances that would indicate that the long-lived assets are impaired.

Results of Operations

The following tables present selected comparative results of operations from our unaudited financial statements for the three and six months ended June 30, 2026 compared to three and six months ended June 30, 2025. Our financial results for these periods are not necessarily indicative of the financial results that we will achieve in future periods. Certain totals for the table below may not sum to 100% due to rounding.

Six months ended June 30, 2026 compared to Six months ended June 30, 2025

	Six Months Ended June 30,
	2026		2025		Changes
	Amount	%	Amount	%	Amount	%
Net revenues:
Stores	$3,050,586	26.5%	$3,489,102	98.9%	$(438,516)	-12.6%
Wholesale and online	234,985	2.0%	38,951	1.1%	196,034	503.3%
Service income	7,972,719	69.1%	-	0.0%	7,972,719	100.0%
License income	275,000	2.4%	-	0.0%	275,000	100.0%
Total net revenues	11,533,290	100.0%	3,528,053	100.0%	8,005,237	226.9%

Operating costs and expenses:
Product, food and drink costs - stores, wholesale and online	955,675	8.3%	1,344,753	38.1%	(389,078)	-28.9%
Cost of service income - subcontractors	7,221,630	62.6%	-	0.0%	7,221,630	100.0%
General and administrative	4,824,255	41.8%	4,275,397	121.2%	548,858	12.8%
Professional fees	687,867	6.0%	1,347,546	38.2%	(659,679)	-49.0%
Stock compensation expense	292,589	2.5%	2,665,485	75.6%	(2,372,896)	-89.0%
Total operating costs and expenses	13,982,016	121.2%	9,633,181	273.0%	4,348,835	45.1%

Loss from operations	(2,448,726)	-21.2%	(6,105,128)	-173.0%	3,656,402	-59.9%

Other income (expense):
Other income (expense)	(95,549)	-0.8%	164,753	4.7%	(260,302)	-158.0%
Interest expense	(64,768)	-0.6%	(850,710)	-24.1%	785,942	-92.4%
Interest expense - debt discount	(398,602)	-3.5%	-	0.0%	(398,602)	100.0%
Gain on sale of property	14,777	0.1%	75,000	2.1%	(60,223)	-80.3%
Gain (loss) on debt extinguishment	(618,942)	-5.4%	(200,333)	-5.7%	(418,609)	209.0%
Derivative Expense	(350,986)	-3.0%	(189,701)	-5.4%	(161,285)	85.0%
Asset impairment loss	(80,000)	-0.7%	(421,969)	-12.0%	341,969	-81.0%
Total other expense, net	(1,594,070)	-13.8%	(1,422,960)	-40.3%	(171,110)	12.0%

Loss before income taxes	(4,042,796)	-35.1%	(7,528,088)	-213.4%	3,485,292	-46.3%

Provision for income taxes	160,016	1.4%	3,108	0.1%	156,908	5048.5%

Net loss	(4,202,812)	-36.4%	(7,531,196)	-213.5%	3,328,384	-44.2%

Net income attributable to non-controlling interest	234,826	2.0%	-	0.0%	234,826	100.0%

Net loss attributable to Reborn shareholders	$(4,437,638)	-38.5%	$(7,531,196)	-213.5%	$3,093,558	-41.1%

Three months ended June 30, 2026 compared to three months ended June 30, 2025

	Three Months Ended June 30,
	2026		2025		Changes
	Amount	%	Amount	%	Amount	%
Net revenues:
Stores	$1,580,560	25.0%	$1,810,167	98.7%	$(229,607)	-12.7%
Wholesale and online	155,116	2.5%	24,625	1.3%	130,491	529.9%
Service income	4,586,167	72.5%	-	0.0%	4,586,167	100.0%
License income	-	0.0%	-	0.0%	-	100.0%
Total net revenues	6,321,843	100.0%	1,834,792	100.0%	4,487,051	244.6%

Operating costs and expenses:
Product, food and drink costs - stores, wholesale and online	438,139	6.9%	420,389	22.9%	17,750	4.2%
Cost of service income - subcontractors	4,630,322	73.2%	-	0.0%	4,630,322	100.0%
General and administrative	2,387,560	37.8%	2,399,102	130.8%	(11,542)	-0.5%
Professional fees	441,863	7.0%	757,587	41.3%	(315,724)	-41.7%
Stock compensation expense	-	0.0%	2,665,485	145.3%	(2,665,485)	-100.0%
Total operating costs and expenses	7,897,884	124.9%	6,242,563	340.2%	1,655,321	26.5%

Loss from operations	(1,576,041)	-24.9%	(4,407,771)	-240.2%	2,831,730	-64.2%

Other income (expense):
Other income (expense)	(7,950)	-0.1%	80,871	4.4%	(88,821)	-109.8%
Interest expense	(43,085)	-0.7%	(669,555)	-36.5%	626,470	-93.6%
Interest expense - debt discount	-	0.0%	-	0.0%	-	100.0%
Gain on sale of property	-	0.0%	75,000	4.1%	(75,000)	-100.0%
Gain (loss) on debt extinguishment	(618,942)	-9.8%	(200,333)	-10.9%	(418,609)	209.0%
Derivative Expense	(303,538)	-4.8%	206,106	11.2%	(509,644)	-247.3%
Asset impairment loss	-	0.0%	(421,969)	-23.0%	421,969	-100.0%
Total other expense, net	(973,515)	-15.4%	(929,880)	-50.7%	(43,635)	4.7%

Loss before income taxes	(2,549,556)	-40.3%	(5,337,651)	-290.9%	2,788,095	-52.2%

Provision for income taxes	160,016	2.5%	2,401	0.1%	157,615	6564.6%

Net loss	(2,709,572)	-42.9%	(5,340,052)	-291.0%	2,630,480	-49.3%

Net income attributable to non-controlling interest	(99,503)	-1.6%	-	0.0%	(99,503)	100.0%

Net loss attributable to Reborn shareholders	$(2,610,069)	-41.3%	$(5,340,052)	-291.0%	$2,729,983	-51.1%

Revenues. Revenues were approximately $11.5 million for the six-month period ended June 30, 2026, compared to $3.5 million for the comparable period in 2025, representing an increase of approximately $8.0 million, or 226.9%. Revenues were approximately $6.3 million for the three-month period ended June 30, 2026, compared to $1.8 million for the comparable period in 2025, representing an increase of approximately $4.5 million, or 244.6%. The increase in sales for the period was primarily driven by the service income from Logistics and license income.

Product, food and drink costs. Product, food and drink costs were approximately $1.0 million for the six-month period ended June 30, 2026 compared to $1.3 million for the comparable period in the prior year, and were approximately $0.4 million for the three-month period ended June 30, 2026 compared to $0.4 million for the comparable period in the prior year.

Cost of service income – subcontractors. Subcontractor costs were approximately $7.2 million for the six-month period ended June 30, 2026, and were approximately $4.7 million for the three-month period ended June 30, 2026.

Gross margin. Gross margin was approximately $3.4 million for the six-month period ended June 30, 2026, compared to $2.2 million for the comparable period in 2025, representing an increase of approximately $1.2 million, or 53.7%. Gross margin was approximately $1.3 million for the three-month period ended June 30, 2026, compared to $1.4 million for the comparable period in 2025, representing a decrease of approximately $0.2 million, or 11.4%. The decrease in gross margin for the period was primarily driven by the operation of Reborn Logistics.

Operating Costs. General and administrative expenses were approximately $4.8 million for the six-month period ended June 30, 2026 compared to $4.3 million for the comparable period in 2025, representing an increase of approximately $0.5 million which is primarily due to increase in bad debt expenses. Professional fees were $ 0.7 million for the six months ended June 30, 2026 compared to $1.4 million for the comparable period in 2025. Higher amount of professional fees in 2025 was related to the legal and accounting professional fees for various Form S-1 filings last year.

Liquidity and Capital Resources

We have a history of operating losses and negative cash flow in operating activities. We have incurred recurring net losses from operations before income taxes of approximately $4.0 million and $7.5 million for the six months ended June 30, 2026 and 2025, respectively. We used approximately $1.6 million and $3.2 million cash for operating activities for the six months ended June 30, 2026 and 2025, respectively.

We conducted four closings pursuant to the Securities Purchase Agreement and sold Debentures in the aggregate principal amount of $4,166,665 for a purchase price of $3,750,000, representing an original issue discount of 10%. We also issued to Arena Investors a total of 1,041,667 Warrants    in connection with the closing.

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

The extent to which we rely on Arena and/or the Arena Investors as a source of funding will depend on a number of factors including, the prevailing market price of our common stock and the extent to which we are able to secure working and other capital from other sources. If obtaining sufficient funding from ELOC Agreement were to prove unavailable or prohibitively dilutive, we may need to secure another source of funding in order to satisfy our working and other capital needs. Even if we were to sell to Arena all of the shares of common stock available for sale to Arena under the ELOC Agreement, we may still need additional capital to fully implement our business, operating and development plans. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences may be a material adverse effect on our business, operating results, financial condition and prospects.

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

	Six Months Ended June 30,
	2026	2025
Statement of Cash Flow Data:
Net cash used in operating activities	(1,678,227)	(3,173,328)
Net cash provided by (used in) investing activities	(1,824,544)	189,501
Net cash provided by financing activities	1,217,933	2,903,478

Cash Flows Used in Operating Activities

Net cash used in operating activities was approximately $1.7 million for the six months ended June 30, 2026. This primarily reflected a net loss of $4.4 million, partially offset by non-cash charges of $0.3 million for stock-based compensation, $0.4 million for debt discount expense, $0.6 million for loss on debt extinguishment, $0.4 million for derivative expense, and $0.2 million for depreciation, as well as approximately $0.6 million of net cash inflows from changes in operating assets and liabilities.

Cash Flows Provided by (Used in) Investing Activities

Net cash used in investing activities was $1.8 million for the six months ended June 30, 2026, primarily consisting of $1.7 million in related-party loans and $0.1 million in purchases of property and equipment.

Cash Flows Provide by Financing Activities

Net cash provided by financing activities was $1.2 million, comprising cash provided by net proceeds from loan payable from others of $0.4 million, cash provided by net borrowings from related loan payable of $1.1 million, cash used for repayment of convertible debt of $1.1 million, cash provided by net borrowings from loan to shareholder of $0.3 million, cash provided by borrowings from financial institutions of $0.4 million, and cash used for repayments on loan payable to PPP of $0.4 million.

Net cash provided by financing activities was $1.2 million for the six months ended June 30, 2026. This primarily consisted of $0.4 million of net proceeds from other borrowings, $1.4 million of net borrowings from a related party, $0.3 million of borrowings from a shareholder, and $0.4 million of borrowings from financial institutions, partially offset by $1.1 million of convertible debt repayments.

Credit Facilities

Economic Injury Disaster Loan

On May 16, 2020, we executed an Economic Injury Disaster Loan (the “EIDL Loan”) from the SBA under its EIDL assistance program in light of the impact of the COVID-19 pandemic on our business. As of June 30, 2026, the EIDL Loan is not in default.

Pursuant to the SBA Loan Agreement, we borrowed an aggregate principal amount of the EIDL Loan of $500,000, with proceeds to be used for working capital purposes. Interest accrues at the rate of 3.75% per annum and will accrue only on funds actually advanced from the date of each advance. Installment payments, including principal and interest, are due monthly beginning May 16, 2021 (12 months from the date of the SBA Loan Agreement) in the amount of $731. The balance of principal and interest is payable 30 years from the date of the SBA Loan. In connection therewith, we also received a $10,000 grant, which does not have to be repaid. During the year ended December 31, 2020, $10,000 was recorded in EIDL grant income in the Statements of Operations. The schedule of payments on this loan was later deferred to commence 24 months from the date of loan and we have paid all payments owed since May 2022.

In connection therewith, we executed (i) a loan for the benefit of the SBA, which contains customary events of default and (ii) a Security Agreement, granting the SBA a security interest in all of our tangible and intangible personal property, which also contains customary events of default (the “SBA Security Agreement”).

Paycheck Protection Program Loan

In May 2020, we secured a loan under the PPP administered by the SBA in the amount of $115,000. In February 2021, we secured a second loan under this program in the amount of approximately $167,000. The interest rate of the loan is 1.00% per annum and accrues on the unpaid principal balance computed on the basis of the actual number of days elapsed in a year of 360 days. Commencing seven months after the effective date of each PPP Loan, we are required to pay the Lender equal monthly payments of principal and interest as required to fully amortize any unforgiven principal balance of the loan by the two-year anniversary of the effective date of the loan. The PPP Loan contains customary events of default relating to, among other things, payment defaults, making materially false or misleading representations to the SBA or the Lender, or breaching the terms of the PPP Loan. The occurrence of an event of default may result in the repayment of all amounts outstanding under the PPP Loan, collection of all amounts owing, or filing suit and obtaining judgment against us. Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of the loan granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payment of payroll costs and any payments of mortgage interest, rent, and utilities. Recent modifications to the PPP by the U.S. Treasury and Congress have extended the time period for loan forgiveness beyond the original eight-week period, making it possible for the Company to apply for forgiveness of its PPP loan. We were granted forgiveness for the initial PPP Loan prior to December 31, 2021 and expect to be granted forgiveness on the remainder subsequently.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2026. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2026, our disclosure controls and procedures were ineffective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified by Securities and Exchange Commission (“SEC”) rules and forms and (b) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding any required disclosure.

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

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our financial statements may not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analyses and procedures in order to conclude that our financial statements for the quarter ended June 30, 2026, included in this Quarterly Report on Form 10-Q were fairly stated in accordance with GAAP. Accordingly, management believes that despite our material weaknesses, our financial statements for the quarter ended June 30, 2026, are fairly stated, in all material respects, in accordance with GAAP.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

In the future, the Company may be subject to various legal proceedings from time to time as part of its business. We are currently not involved in litigation that we believe will have a materially adverse effect on our financial condition or results of operations. As of June 30, 2026, there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self- regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries threatened against or affecting our company, our common stock, any of our subsidiaries or of our company’s or our company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision is expected to have a material adverse effect.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

Item 6. Exhibits.

The following exhibits are included herein or incorporated herein by reference:

3.1	Certificate of Incorporation (Delaware), dated July 27, 2022 (incorporated by reference to Exhibit 3.1 to Amendment No. 5 to our Registration Statement on Form S-1 filed on August 2, 2022)
3.2	Bylaws of Registrant (Delaware) (incorporated by reference to Exhibit 3.2 to Amendment No. 5 to our Registration Statement on Form S-1 filed on August 2, 2022)
3.3	Certificate of Amendment to Certificate of Incorporation filed with the Secretary of State of the State of Delaware on January 12, 2024 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on January 16, 2024)
4.1	Specimen Common Stock Certificate (Delaware) (incorporated by reference to Exhibit 4.1 to Amendment No. 5 to our Registration Statement on Form S-1 filed on August 2, 2022)
4.2	Form of Representative’s Warrant (incorporated by reference to Exhibit 4.5 to Amendment No. 2 to our Registration Statement on Form S-1 filed on April 18, 2022)
4.3	Warrant to Purchase Common Shares issued May 20, 2024, by Reborn Coffee Inc. to EFF HUTTON YA FUND, LP (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on May 23, 2024)
4.4	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on February 12, 2025)
4.5	Form of Forbearance Warrant with Arena Investors (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on April 6, 2026)
10.1	Forbearance Agreement with Arena Investors (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 6, 2026)
10.2	Amended and Restated Forbearance Agreement with Arena Investors dated April 15, 2026 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 21, 2026)
10.3	Agricultural Import and Supply Agreement between Reborn Coffee, Inc. and The Mighty Oak, Inc. dated August 10, 2026 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on August 12, 2026)
31.1*	Certification of Jung Jae Lim pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Jung Jae Lim pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Jung Jae Lim	Chief Executive Officer and Interim Chief Financial Officer	September 14, 2026
Jung Jae Lim	(Principal Executive Officer and Principal Financial and Accounting Officer)